Form 10-K
period 2010-12-31
OMNICARE INC
filed 2011-02-24
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
                Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                 ☒                                          Accelerated filer                             ☐
Non-accelerated filer                                   ☐                                          Smaller reporting company           ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                  Yes  ☐ No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2010) ($23.70 per share):  $2,721,616,660.

As of January 31, 2011, the registrant had 116,882,996 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be held May 24, 2011, are incorporated by reference into Part III of this report.  Definitive copies of Omnicare’s 2011 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2010 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	123
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	124
Item 14.	Principal Accountant Fees and Services	124

PART IV

Item 15.	Exhibits and Financial Statement Schedules	125

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I
ITEM 1. – BUSINESS

Background

Omnicare is a corporation formed in 1981.  Today, Omnicare is a leading pharmaceutical services company, operating in two business segments.  In the Company’s primary line of business, Pharmacy Services, we are the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s Pharmacy Services business also provides specialty pharmaceutical products and support services.  Omnicare provides its pharmacy services to long-term care facilities, as well as chronic care and other settings comprising approximately 1,385,000 beds, including approximately 86,000 patients served by the patient assistance programs of its specialty pharmacy services business.  Our other business segment is contract research organization (“CRO”) services (“CRO Services”), which provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.

Further information regarding the Pharmacy Services and CRO Services segments is presented below.  Additionally, financial information regarding our business segments is presented at the “Segment Information” note of the Notes to our 2010 Consolidated Financial Statements, included at Part II, Item 8, of this Filing.

Pharmacy Services

In our Pharmacy Services segment, Omnicare provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services and medical supplies primarily to skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  We provided our Pharmacy Services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada at December 31, 2010.  Pharmacy Services purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in these facilities.  We also provide consultant pharmacist services, including evaluating monthly patient drug therapy, monitoring the drug distribution system within the nursing facility, assisting in compliance with state and federal regulations and providing proprietary clinical and health management programs (utilizing outcomes-based algorithm technology).  In addition, our Pharmacy Services segment provides a variety of other products and services, including intravenous medications and nutrition products (infusion therapy products and services), respiratory therapy services, medical supplies and equipment (including billing the Medicare Part B program for eligible patients where applicable), clinical care planning and financial and operational software information systems, electronic medical records systems, pharmaceutical informatics services, pharmacy benefit management services, retail and mail-order pharmacy services, pharmaceutical care management for hospice agencies and product support and distribution services for specialty pharmaceutical manufacturers.  We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.  The Pharmacy Services segment comprised approximately 98% of the Company’s total net sales during the year ended December 31, 2010.

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents (by the facilities’ nursing staff for SNFs).  We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility's staff or attending physician.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines®

Supplementing the various clinical services Omnicare provides, we offer client facilities and their attending physicians a guide to pharmaceutical treatment of the elderly called the Omnicare Geriatric Pharmaceutical Care Guidelines® (“Omnicare Guidelines®”).  We believe the Omnicare Guidelines® is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly.  The Omnicare Guidelines® ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness in treating the elderly.  The Omnicare Guidelines® takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population.  The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia, an academic institution recognized for its expertise in geriatric long-term care.  The Omnicare Guidelines® is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature.  In addition, the Omnicare Guidelines® provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines® focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines® assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill.  Accordingly, we believe that the development of and compliance with the Omnicare Guidelines® is important in lowering costs for Omnicare’s payors.

Contract Research Organization

CRO Services is a provider of comprehensive product development and research services to client companies in the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics industries.  Our CRO Services segment provides support for the design of regulatory strategy and clinical development of pharmaceuticals by offering individual, multiple, or comprehensive and fully integrated services including project management, clinical monitoring, quality assurance, data management, medical writing and regulatory support for our client’s drug development programs.  As of December 31, 2010, our CRO Services segment operated in 32 countries around the world.  The CRO Services segment comprised approximately 2% of the Company’s total net sales during the year ended December 31, 2010.

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

Materials/Supply

We purchase pharmaceuticals through a wholesale distributor with whom we have a prime vendor contract at prices based primarily upon contracts negotiated by us directly with pharmaceutical manufacturers. We also are a member of industry buying groups, which contract with manufacturers for discounted prices.  We have numerous sources of supply available to us, including buying directly from manufacturers, and have not experienced any significant difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

Patents, Trademarks, and Licenses

Our business operations are not dependent upon any material patents, trademarks or licenses (see further discussion of licenses in the “Government Regulation” caption below).

Seasonality

Except for the periodic modest impacts of the flu season and/or number of billing days during any particular quarter in the Pharmacy Services business, our business operations are generally not impacted significantly by seasonality.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers.  Our primary wholesale distributor also maintains local warehousing in most major geographic markets in which we operate.

Customers

At December 31, 2010, our Pharmacy Services segment primarily served long-term care institutions and other chronic care settings, comprising approximately 1,385,000 beds (including approximately 86,000 patients served by the patient assistance programs of its specialty pharmacy business), in 47 states in the U.S., the District of Columbia and in Canada.

Our CRO Services segment operates in 32 countries, including the U.S., and serves a broad range of clients, including many of the major multi-national pharmaceutical and biotechnology companies, as well as smaller companies in the pharmaceutical, biotechnology, nutraceutical and medical devices industries.

No single customer comprised more than 10% of consolidated revenues in 2010, 2009 or 2008.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2010 Consolidated Financial Statements, included at Item 8 of this Filing.

Backlog

Backlog is not a relevant factor in our Pharmacy Services segment since this segment’s products and services are sold promptly on an as-ordered basis.

Our CRO Services segment reports backlog based on anticipated net revenue for services or projects, yet to be provided, that have been authorized by the customer through signed contracts, letter agreements and certain verbal commitments.  Once work begins on a project, net revenue is recognized as the work is completed.  Using this method of reporting backlog, at December 31, 2010, backlog was approximately $159.8 million, as compared with approximately $205.3 million at December 31, 2009.  Backlog may not be a consistent indicator of future results of our CRO Services segment because it can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years.  Additionally, projects may be delayed or terminated by the customer, or indirectly delayed by regulatory authorities.

Government Regulation

Our pharmacies and the long-term care institutions we serve are subject to extensive federal, state and local regulation.  These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities.  In addition, our CRO Services are subject to substantial regulation, both domestically and abroad.  We continuously monitor the effects of regulatory activity on our operations.

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  At December 31, 2010, we had pharmacy licenses, or pending applications, for each pharmacy we operate.  In addition, many states regulate out-of-state pharmacies as a condition of the delivery of prescription products to patients in their states.  Our pharmacies hold the requisite licenses applicable in these states.  In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging and labeling requirements on entities that repackage drugs for distribution, other than pharmacies that repackage in the regular practice of dispensing or selling drugs directly to patients.  A drug repackager must register with the FDA as a repackager, and with the relevant states as a drug wholesaler and/or repackager.  A drug repackager is subject to FDA inspection for compliance with relevant Current Good Manufacturing Practices ("CGMPs").  We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal CGMP requirements and state wholesaler requirements.  In addition, we believe we comply with applicable laws regarding the transfer and shipment of pharmaceuticals.

Drug Pedigree Regulations.  Federal and state laws impose "drug pedigree" regulations on wholesale distributors.  These regulations generally require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy.  Supply chain laws and regulations could increase the overall regulatory burden and costs associated with our distribution business.  We believe we are in compliance with federal and state regulations currently in effect.  These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application which could adversely affect our results of operations, cash flows and financial condition.

Medicare and Medicaid. The long-term care pharmacy business has long operated under regulatory and cost containment pressures from federal and state laws primarily affecting Medicare and Medicaid.  We have historically received reimbursement from the Medicare (primarily under the Part A and D programs and to a lesser extent the Part B programs) and Medicaid programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

The Company’s payor mix (as a % of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

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

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services.  Our pharmacies participate in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid.  First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs.  Second, federal Medicaid law establishes standards affecting pharmacy practice.  These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for skilled nursing facilities (“SNFs”) and nursing facilities (“NFs”) relating to drug regimen reviews for Medicaid patients in such facilities.  Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients.  Among other things, regulations establish "upper limits" on payment levels; the calculation of these so-called upper limits have been subject to revision by Congress in recent years (see below).  In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled.  While pharmacies are not subject to Medicare certification requirements, providers such as SNFs and suppliers of medical equipment and supplies, including our supplier operations, are subject to specified standards.  Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

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

In addition, if we or our client facilities fail to comply with applicable reimbursement regulations, even if inadvertently, our business could be adversely impacted.  Additionally, changes in reimbursement programs or applicable regulations, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Referral Restrictions. We have to comply with federal and state laws governing financial and other arrangements between healthcare providers.  These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs.  We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain “designated health services,” including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment to an entity if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the entity.  Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs.  Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs and/or other state-funded programs.

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

Healthcare Reform and Federal Budget Legislation.  This information has been updated by the discussion in the “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” section of Part I, Item 1A, “Risk Factors”, of this Filing, which section is incorporated by reference herein.

Contract Research Organization Services. The clinical services performed by our CRO Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data produced as a result of these services.  The FDA, and similar regulatory authorities outside of the U.S., have adopted regulations stipulating requirements for facilities, equipment, supplies and personnel engaged in the conduct of studies, and require that written, standard operating procedures are followed during the conduct of studies and for the recording, reporting and retention of study data and records.

Health Information Privacy, Security and Transaction Practices.  This information has been updated by the discussion in the “Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information” section of Part I, Item 1A, “Risk Factors”, of this Filing, which section is incorporated by reference herein.

Compliance Program.  The Office of Inspector General (“OIG”) has issued guidance to the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid.  In addition, the Company and its operating units are subject in the ordinary course of business to audits, inspections and investigatory reviews by federal and state authorities covering various aspects of its business. In 2009, the Company entered into an amended and restated corporate integrity agreement which succeeds the Company’s prior corporate integrity agreement entered into in 2006 and which requires, among other things, that the Company maintain and augment its compliance program in accordance with the terms of the agreement.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

See “Risk Factors”, “Legal Proceedings” and the “Commitments and Contingencies” note to the Company’s consolidated financial statements at Items 1A, 3 and 8, respectively, of this Filing for further discussion.

Competition

The long-term care pharmacy business is highly regional or local in nature and, within a given geographic area of operations, highly competitive.  We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions.  Our largest competitor nationally is PharMerica Corporation.  We also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  We compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, technology and professional support we offer.  Further, some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation.  These laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home.  Limitations such as these may increase the competition which we face in providing services to nursing facility residents.

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

Employees

At December 31, 2010, we employed approximately 15,200 persons in our continuing operations, (including approximately 1,450 part-time employees), of which approximately 14,700 are located within, and approximately 500 outside of, the U.S.

Executive Officers of the Company

Our executive officers of the Company at the time of this Filing are as follows:

			First Elected to
Name	Age	Office (1)	Present Office

John G. Figueroa	48	Chief Executive Officer (2)	January 1, 2011

John L. Workman	59	President and Chief Financial Officer (3)	February 17, 2011

Leo P. Finn III	52	Executive Vice President - Strategic Planning and Development (4)	November 15, 2010

Nitin Sahney	48	Executive Vice President and President, Specialty Care Group (5)	November 1, 2010

Jeffrey M. Stamps	51	Executive Vice President and President, Long-Term Care Operations (6)	November 15, 2010

W. Gary Erwin	58	Senior Vice President - Professional Services (7)	September 28, 2006

Beth A. Kinerk	42	Senior Vice President - Sales and Customer Development (8)	May 26, 2009

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.
(2)
Mr. Figueroa was appointed Chief Executive Officer of the Company on January 1, 2011.  Prior to joining the Company, Mr. Figueroa served as President of the U.S. Pharmaceutical Group at McKesson Corporation since 2006.  Prior to that, Mr. Figueroa held a number of positions at McKesson, including President of National Account Sales and Packaging and Senior Vice President of the Southwest Region.  Prior to joining McKesson, Mr. Figueroa spent seven years at Baxter Healthcare Corporation where he held several executive positions.  Mr. Figueroa also has served as an Officer in the United States Army.

(3)
Mr. Workman was appointed President and Chief Financial Officer on February 17, 2011.  From November 2009 to February 2011, Mr. Workman served as Executive Vice-President and Chief Financial Officer.  From 2004 to 2009, Mr. Workman served as Executive Vice President and Chief Financial Officer of HealthSouth Corporation.  Prior to joining HealthSouth Corporation, Mr. Workman served as Chief Executive Officer of U.S. Can Corporation where he also served as Chief Operating Officer and Chief Financial Officer during his six year tenure.  Before that he spent more than 14 years with Montgomery Ward & Company, Inc., serving in various capacities within the company’s financial organization, including Controller, Chief Financial Officer and Chief Restructuring Officer.  Mr. Workman began his career with the public accounting firm KPMG, where he was a partner.

(4)
Mr. Finn was appointed Executive Vice President – Strategic Planning and Development on November 15, 2010.  From August 2005 – November 2010, Mr. Finn served as Senior Vice President – Strategic Planning and Development.  From May 1997 – August 2005, Mr. Finn served as Vice President – Strategic Planning and Development.  From 1995 to 1997, he served as Regional Vice President of Operations for the Company’s Illinois, Iowa, and Wisconsin pharmacy operations.  Mr. Finn joined Omnicare in 1990 as Vice President of Business Development.

(5)
Mr. Sahney was appointed Executive Vice President and President – Specialty Care Group on November 1, 2010.  Prior to joining Omnicare, Mr. Sahney managed a healthcare investment fund since October 2007.  Before that, Mr. Sahney served as President and CEO of RxCrossroads, a specialty pharmaceutical services company acquired by Omnicare in 2005, from 2001 until August 2007.  Prior to his involvement with RxCrossroads, Mr. Sahney held a number of management positions with Cardinal Healthcare beginning in September 1993.

(6)
Mr. Stamps was appointed Executive Vice President and President – Long-Term Care Operations on November 15, 2010.  Since May 2009 Mr. Stamps served as Senior Vice President – Pharmacy Operations.  From February 2007 – May 2009, Mr. Stamps served as corporate Vice President and Senior Vice President – Field Operations for the Company’s Pharmacy Operations Group.  From August 2005 until February 2007, he was corporate Vice President and Senior Vice President of the Central Division of the Pharmacy Operations Group.  From 2001 until August 2005, he was Senior Regional Vice President – Eastern Region of the Pharmacy Operations Group.

(7)
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

(8)
Ms. Kinerk was appointed Senior Vice President – Sales and Customer Development on May 26, 2009.  From August 2006 – May 2009, Ms. Kinerk served as Vice President – Customer Development.  Before joining Omnicare in 2005, Ms. Kinerk served as Vice President of Sales for NeighborCare, Inc. (“NeighborCare”) from 2004 - 2005.  Prior to joining NeighborCare, Ms. Kinerk served as Director of Sales for Innovatix from 2001 – 2004.  Prior to that time, Ms. Kinerk served as Eastern Division Sales Manager for NCS Healthcare, Inc.

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

We also post on our Corporate Web site the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines
•	Code of Business Conduct and Ethics
•	Code of Ethics for the CEO and Senior Financial Officers
•	Audit and Compliance Committee Charter
•	Compensation, Nominating and Governance Committee Charter

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

Our business is dependent upon revenues from the Medicare and Medicaid programs, which are highly regulated.  The failure, even if inadvertent, of us and/or our client facilities to comply with applicable regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs, which could have a material adverse effect on our results of operations. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

A significant portion of our revenue is pursuant to agreements with payors, including Medicare Part D Plans, and with long term care facility clients, and could be reduced due to the termination of or changes to such agreements.

In 2010, approximately 44% of our revenue was derived from beneficiaries covered under the Medicare Part D program, and 20% was paid by SNFs for drugs covered under Medicare Part A.  Our reimbursement under the Part D Program, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager (“PBM”) representatives.  Likewise, our reimbursement from SNFs for drugs is determined pursuant to our agreements with them.  Certain of these contracts are terminable upon prior notice by the other party.  We cannot provide assurance that we will be able to replace terminated or expired contracts on terms as favorable as the existing contracts or at all.  The termination or modification of these agreements could adversely affect our reimbursement from these sources, which could have a material adverse effect on our results of operations.  Further, termination of our agreement with a long term care facility or similar customer generally terminates our provision of services to any of the residents of the given facility, resulting in the loss of revenue from any source for those residents.  Additionally, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Part D Plans, Part D Plan consolidation or other factors, which could also adversely affect our revenue.    The Company’s payor mix (as a % of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements.  Many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  Any changes which lower reimbursement levels under Medicare, Medicaid or other programs could reduce our future revenue.  These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures.  In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

We derive a significant portion of our revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs.  As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs.  For example, pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “ACA”), CMS has proposed that long-term care pharmacies be required to dispense branded medications every seven days, rather than the current practice of every 30 days.  There can be no assurance that these legislative and regulatory changes will not adversely impact our results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement, increased operational costs, the assessment of penalties on the Company by regulators, and the potential loss of licenses by the Company and/or its customers.

In order to rein in healthcare costs, the Company anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, the Company cannot predict with any degree of certainty the impact of the ACA, or additional healthcare initiatives, if any, on its business.  Further, the Company receives discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that the Company receives from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on the Company’s overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect the Company’s business.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”).  Most of our contracts and fee schedules utilize the AWP standard. Recent events have raised uncertainties as to whether payors will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.   Also, pursuant to recently-adopted health reform legislation, certain federal upper limit prices for generic drugs under Medicaid which had been calculated using WAC will instead be calculated using average manufacturer price (“AMP”), a benchmark which has not been publicly available.  These new upper limit prices have not yet been published. Further, CMS announced that it will be conducting a national survey of pharmacies to create a national database of actual acquisition costs (“AACs”), the results of which states may use to set pharmacy payment rates.  The survey data is expected to be available to states in 2011.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2011, contemplate what we have estimated to be the most probable impact resulting from the short- or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable or materially more favorable than those estimated in formulating such projections.

If we fail to comply with licensure requirements, fraud and abuse laws or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business.  While we continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business.  In addition, we are subject to federal and state laws imposing registration, repackaging and labeling requirements on certain entities that repackage drugs for distribution; state and federal laws regarding the transfer and shipment of pharmaceuticals; and “drug pedigree” provisions requiring wholesale drug distributors to document a history of the transactions in a drug lot’s chain of distribution.  We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers.  These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal healthcare programs.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.  The Drug Enforcement Administration (“DEA”) has recently increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act.  We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changes longstanding practices for dispensing controlled substances in the long-term care facility setting.  We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA.  Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services.  The Company is currently cooperating in connection with two government investigations with respect to certain of these matters.  See the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part II, Item 8, of this Filing.  There can be no assurance that this heightened level of enforcement and such investigations or any other investigations, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

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

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  Many states have similar laws applicable to the Company.  In many of our operations, we are a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so.  We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers, in the form of contractual agreements, that we will provide our services in accordance with the requirements of the HIPAA standards.  Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, or, direct action by the federal government, including penalties.  In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.  We believe we fully comply with HIPAA and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Like many health care providers, Omnicare maintains personal information of or concerning its patients.  Such information is subject to increasing regulation designed to prevent or mitigate the effects of financial and medical identity theft.  There can be no assurance that the loss or improper exposure of personal data by the Company will not adversely impact the business and prospects of the Company nor result in possible civil litigation by customers and affected individuals.

There are costs and administrative burdens associated with ongoing compliance with information privacy and security laws.  Failure to comply carries with it the risk of significant penalties and sanctions.  Omnicare cannot predict at this time the costs associated with compliance, or the impact of such laws and regulations on the Company’s results of operations, cash flows or financial condition.

Omnicare has substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect Omnicare’s business and financial condition.

At December 31, 2010, Omnicare’s total consolidated long-term debt accounted for approximately 35.6% of its total capitalization.  In addition, Omnicare and its subsidiaries may be able to incur substantial additional debt in the future.  The instruments governing Omnicare’s current indebtedness contain restrictions on Omnicare’s incurrence of additional debt.  These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, Omnicare could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions.  Additionally, these restrictions do not prevent Omnicare from incurring obligations that do not constitute debt under the governing documents.

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

We are subject to risks relating to our acquisition strategy.

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

We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, and tax contingencies.  We have policies and procedures to conduct reviews of potential acquisition candidates for compliance with healthcare laws and to adapt the acquired businesses to our standards and applicable laws.  We also generally seek indemnification from sellers covering these matters.  We may, however, incur material liabilities for past activities of acquired businesses.

We cannot be sure of the successful completion or integration of any acquisition, or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition.

If we fail to comply with our Corporate Integrity Agreement, we could incur penalties or suffer other adverse consequences; there are costs associated with compliance.

In 2009, the Company entered into an amended and restated Corporate Integrity Agreement (“CIA”), which requires, among other things, that the Company maintain and augment its compliance program in accordance with the terms of the agreement.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to the Office of Inspector General regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s obligations under the CIA.  The CIA continues the requirements of the Company’s prior corporate integrity agreement to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug, and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries, including beneficiaries in hospice programs.  The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the CIA could subject the Company to significant monetary penalties or other adverse consequences.  Consistent with the CIA, the Company reviews its contracts for compliance with applicable laws and regulations.  As a result of this review, pricing under certain consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

We operate in highly competitive businesses.

The long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive.  Our largest competitor nationally is PharMerica Corporation.  In the geographic regions we serve, we also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  While we compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, pharmaceutical technology and professional support we offer, competitive pressures may adversely affect our profitability and results of operations.

Our contract research organization (“CRO”) business, competes against other full-service CROs and client internal resources.  The CRO industry is highly fragmented with a number of full-service contract research organizations and many small, limited-service providers, some of which serve only local markets.  Clients choose a CRO based upon, among other reasons, reputation, references from existing clients, the client’s relationship with the organization, the organization’s experience with the particular type of project and/or therapeutic area of clinical development, the organization’s ability to add value to the client’s development plan, the organization’s financial stability and the organization’s ability to provide the full range of services required by the client.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

We have facilities including offices, distribution centers, warehouses and other key operating facilities (e.g., institutional pharmacies, etc.) in various locations within and outside of the U.S.  As of December 31, 2010, we operated a total of 234 facilities, 7 of which we owned, while the remaining were leased.  The owned facilities are held in fee and are not subject to any material encumbrance.  We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

	Pharmacy	CRO			Total
	Services	Services	Corporate	Total	Square
U.S. State	Facilities	Facilities	Facilities	Facilities	Footage

Alabama	2			2	16,949
Arizona	3			3	23,585
Arkansas	2			2	22,800
California	11	1		12	198,773
Colorado	3			3	27,624
Connecticut	1			1	38,400
District of Columbia			1	1	1,073
Florida	10			10	144,254
Georgia	2			2	19,530
Idaho	1			1	4,826
Illinois	9			9	193,071
Indiana	4			4	135,096
Iowa	3			3	31,274
Kansas	1			1	10,000
Kentucky	8		2	10	409,710
Louisiana	3			3	28,267
Maine	2			2	20,613
Maryland	14			14	130,789
Massachusetts	5			5	50,929
Michigan	4			4	59,234
Minnesota	1			1	28,255
Mississippi	1			1	4,175
Missouri	5			5	95,585
Montana	1			1	3,500
Nebraska	1			1	9,772

	Pharmacy	CRO			Total
	Services	Services	Corporate	Total	Square
U.S. State/Country	Facilities	Facilities	Facilities	Facilities	Footage
Nevada	2			2	7,872
New Hampshire	1			1	22,400
New Jersey	5			5	92,438
New Mexico	1			1	9,454
New York	10	1		11	162,536
North Carolina	7			7	65,072
Ohio	15			15	331,342
Oklahoma	2			2	46,405
Oregon	2			2	36,459
Pennsylvania	17	1		18	394,634
Rhode Island	1			1	10,000
South Carolina	4			4	55,727
South Dakota	1			1	8,960
Tennessee	4			4	100,184
Texas	12			12	95,513
Utah	2			2	33,266
Virginia	7			7	99,147
Washington	7			7	63,727
West Virginia	2			2	25,084
Wisconsin	5			5	76,892

Argentina		1		1	2,314
Australia		1		1	4,079
Belgium		1		1	4,251
Canada	1	1		2	2,908
China		2		2	10,331
Czech Republic		1		1	2,723
France		1		1	6,932
Germany		2		2	30,527
Hungary		1		1	1,292
India		1		1	20,740
Japan		1		1	760
Netherlands		1		1	269
Phillippines		1		1	972
Poland		1		1	2,153
Russia		1		1	944
Singapore		1		1	1,974
South Korea		1		1	1,318
Spain		1		1	721
Taiwan		1		1	941
Ukraine		1		1	831
United Kingdom		1		1	9,590
	205	26	3	234	3,551,766

ITEM 3. - LEGAL PROCEEDINGS

On May 18, 2006, an antitrust and fraud action entitled Omnicare, Inc. v. UnitedHealth Group, Inc., et al., 2:06-cv-00103-WOB, was filed by the Company in the United States District Court for the Eastern District of Kentucky against UnitedHealth Group, Inc., PacifiCare Health Systems, Inc., and RxSolutions, Inc. d/b/a Prescription Solutions, asserting claims of violations of federal and state antitrust laws, civil conspiracy and common law fraud arising out of an alleged conspiracy by defendants to illegally and fraudulently coordinate their negotiations with the Company for Medicare Part D contracts as part of an effort to defraud the Company and fix prices.  The complaint sought, among other things, damages, injunctive relief and reformation of certain contracts.  On January 16, 2009, the United States District Court for the Northern District of Illinois (to which venue was transferred) granted summary judgment motion filed by the defendants, and the Company appealed.  On January 10, 2011, the Seventh Circuit Court of Appeals affirmed the grant of summary judgment, and on February 14, 2011, the Seventh Circuit Court denied the Company's request for a rehearing in front of a larger number of judges.

Information relating to certain legal proceedings in which the Company is involved is included in the “Commitments and Contingencies” note of the Notes to our Consolidated Financial Statements, included at Part II, Item 8, of this Filing and is incorporated herein by reference.

ITEM 4. –(REMOVED AND RESERVED)

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low sales prices during each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	$29.39	$24.30	$29.74	$21.52
Second Quarter	$30.63	$23.54	$28.43	$23.50
Third Quarter	$26.52	$19.14	$27.98	$20.55
Fourth Quarter	$26.41	$22.15	$24.74	$21.26

The number of holders of record of our Common Stock on January 31, 2011 was 2,349.  This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2005 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care Index.

	December 31,
	2005	2006	2007	2008	2009	2010
Omnicare, Inc.	$100.00	$67.66	$40.06	$48.93	$42.77	$45.13
S&P 500	100.00	115.79	122.16	76.97	97.33	112.00
S&P 500 Health Care Index	100.00	107.53	115.36	89.07	106.62	109.71

Dividends

On February 17, 2011, the Board of Directors approved a quarterly cash dividend of $0.325, for an indicated annual rate of $0.13 per common share for 2011, which is greater than annual dividends paid per common share for the 2010 and 2009 years.  It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.  In addition, our senior credit facility and other agreements governing our indebtedness impose restrictions on our ability to pay dividends.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2010 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Are Eligible To Be Purchased Under the Plans or Programs (b)
October 1 - 31, 2010	1	$23.02	-	$117,239
November 1 - 30, 2010	803	23.85	763	99,058
December 1 - 31, 2010	9	25.28	-	99,058
Total	813	$23.87	763	$99,058

(a) During the fourth quarter of 2010, the Company purchased 50 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company's Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the year ended December 31, 2010, the Company repurchased approximately 4.4 million shares under this program at an aggregate cost of approximately $101 million.  Accordingly, the Company had approximately $99 million of share repurchase authority remaining as of December 31, 2010.

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

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)
	For the years ended and at December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT DATA:(a)
Net sales	$6,146,212	$6,166,209	$6,205,715	$6,100,394	$6,366,548

Income (loss) from continuing operations	$(85,790)	$234,816	$144,526	$101,984	$168,430
Discontinued operations	(20,319)	(22,893)	(4,053)	(2,379)	1,788
Net income (loss)	$(106,109)	$211,923	$140,473	$99,605	$170,218

Earnings (loss) per common share data - Basic (b):
Continuing operations	$(0.74)	$2.01	$1.23	$0.85	$1.42
Discontinued operations	(0.17)	(0.20)	(0.03)	(0.02)	0.02
Net income	$(0.91)	$1.81	$1.20	$0.83	$1.44

Earnings (loss) per common share data - Diluted (b):
Continuing operations	$(0.74)	$2.00	$1.22	$0.84	$1.38
Discontinued operations	(0.17)	(0.19)	(0.03)	(0.02)	0.01
Net income	$(0.91)	$1.80	$1.19	$0.82	$1.39

Dividends per common share	$0.11	$0.09	$0.09	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	116,348	117,094	117,466	119,380	118,480
Diluted	116,348	117,777	118,313	121,258	122,536

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$494,487	$275,709	$214,668	$274,200	$137,631
Working capital (current assets less current liabilities)	1,863,145	1,599,558	1,730,904	1,803,990	1,872,427
Goodwill	4,264,058	4,273,695	4,211,221	4,300,484	4,183,326
Total assets	7,363,413	7,324,104	7,450,245	7,583,370	7,387,126
Long-term debt (excluding current portion), net of swap (c)	2,106,758	1,980,239	2,352,824	2,416,131	2,525,067
Stockholders' equity (c)	3,815,944	3,875,993	3,654,869	3,540,823	3,427,022

OTHER FINANCIAL DATA:
Net cash flows from operating activities of continuing operations	$369,308	$482,349	$436,156	$501,850	$110,845
EBITDA from continuing operations(d)	204,558	582,141	513,080	452,605	589,784
Net cash flows used by investing activities of continuing operations	(125,910)	(144,280)	(283,786)	(194,446)	(125,590)
Capital expenditures(e)	(23,918)	(30,865)	(59,606)	(42,828)	(29,969)
Net cash flows from financing activities of continuing operations	(18,652)	(275,929)	(208,706)	(173,747)	(59,638)

See the related notes to Five-Year Summary of Selected Financial Data on the following pages.

(a)	The following aftertax charges are included in net income for the years ended December 31 (in thousands):

	2010	2009	2008	2007	2006
Restructuring and other related charges	$17,488	$18,038	$21,871	$17,300	$18,758
Settlement, litigation and other related charges	85,016	53,589	68,724	26,380	100,507
Goodwill and other asset impairment charges	104,425	-	-	-	-
Separation, employee benefit plan termination and related costs	40,553	-	-	-	-
Amortization of discount on convertible notes	18,495	17,309	16,220	15,037	13,940
Provision for doubtful accounts	30,371	-	-	-	-
Debt redemption loss and costs - total	26,077	-	-	-	-
Other expense	7,182	3,646	3,940	10,669	25,150
Total	$329,607	$92,582	$110,755	$69,386	$158,355

Total tax impact (1)	$121,450	$47,892	$56,675	$42,247	$58,479

For the 2010, 2009 and 2008 years data above, see the respective note at Part II, Item 8, of this Filing.  For the 2007 and 2006 years data, see that year's consolidated financial statements for additional information on the nature of these charges.

(1) The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

(b)
Earnings per share for continuing operations, discontinued operations and net income are reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(c)
In the second quarter of 2010, the Company completed its offering of $400 million aggregate principal amount of 7.75% senior subordinated notes due 2020 (the “7.75% Notes”).  A portion of the net proceeds from the issuance of the 7.75% Notes was used to purchase all $225 million of the Company’s 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”).  In the fourth quarter of 2010, the Company completed its offering of $575 million of aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2025 (the “3.75% Convertible Notes”).  A portion of the net proceeds were used to purchase $525 million of the Company’s 3.25% Convertible Debentures.  See the “Debt” note of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Filing for further information on these transactions.

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

	2010	2009	2008	2007	2006
EBITDA from continuing operations	$204,558	$582,141	$513,080	$452,605	$589,784
(Subtract)/add:
Interest expense, net of investment income	(126,112)	(110,226)	(133,291)	(154,358)	(158,715)
Income tax provision	(11,799)	(97,523)	(97,270)	(65,123)	(127,621)
Write-off of debt issuance costs	6,636	-	-	-	-
Debt redemption tender offer premiums	(7,591)	-	-	-	-
Goodwill and other asset impairment charges	113,512	-	-	-	-
Benefit plan termination and related costs	25,187	-	-	-	-
Loss on debt extinguishment	25,552	-	-	-	-
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses	114,205	16,229	96,351	236,171	(266,209)
Deferred tax provision	25,160	91,728	57,286	32,555	73,606
Net cash flows from operating activities of continuing operations	369,308	482,349	436,156	501,850	110,845

Net cash flows from operating activities of discontinued operations	(693)	1,445	2,041	3,679	(2,325)
Net cash flows from operating activities	$368,615	$483,794	$438,197	$505,529	$108,520

(e)	Primarily represents the purchase of computer equipment and software; machinery and equipment; and furniture, fixtures and leasehold improvements.

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

Overview of 2010 and Consolidated Results of Operations

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At December 31, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,385,000 beds, including approximately 86,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2009 was approximately 1,377,000 beds (including 68,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2010.  Omnicare also provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.  For further description of the Company’s business activities see the “Business” caption of Part I, Item 1, of this Filing.

The following summary table presents consolidated net sales and results of operations of Omnicare for each of the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	For the years ended December 31,
	2010	2009	2008

Net sales	$6,146,212	$6,166,209	$6,205,715
Gross profit	1,374,023	1,495,003	1,552,011
Selling, general and administrative expenses	790,831	816,107	908,586
Provision for doubtful accounts	137,307	93,215	106,439
Investment income	9,610	9,670	9,782
Interest expense	(135,722)	(119,896)	(143,073)
Effective income tax rate	-15.9%	29.3%	40.2%

Income (loss) from continuing operations	$(85,790)	$234,816	$144,526
Loss from discontinued operations	(20,319)	(22,893)	(4,053)
Net income (loss)	$(106,109)	$211,923	$140,473

Earnings (loss) per common share data - Basic(a):
Continuing operations	$(0.74)	$2.01	$1.23
Discontinued operations	(0.17)	(0.20)	(0.03)
Net income	$(0.91)	$1.81	$1.20

Earnings (loss) per common share data - Diluted(a):
Continuing operations	$(0.74)	$2.00	$1.22
Discontinued operations	(0.17)	(0.19)	(0.03)
Net income	$(0.91)	$1.80	$1.19

EBITDA from continuing operations(b)	$204,558	$582,141	$513,080

(a)
Earnings per share for continuing operations, discontinued operations and net income are reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(b)	See Five-Year Summary of Selected Financial Data for a reconciliation of EBITDA to net cash flows from operating activities, at Part II, Item 6, of this Filing.

2010 vs. 2009

Net Sales
Net sales for the year were unfavorably impacted by lower prescription volumes due to a lower average number of beds served year-over-year, along with a shift in mix towards assisted living which generally has lower penetration rates than skilled nursing facilities, reductions in utilization for certain drugs and lower census in client facilities in certain areas; reductions in reimbursement coupled with competitive pricing issues; the increased availability and utilization of generic drugs; as well as lower sales in the Company’s clinical research organization (“CRO” business (“CRO Services”).  Partially offsetting these factors were the favorable impact of drug price inflation, acquisitions and growth in specialty pharmacy services.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

Gross Profit
Gross profit as a percentage of total net sales was 22.4% for the year ended December 31, 2010, as compared with 24.2% in 2009.  Gross profit was unfavorably affected in the 2010 period by certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, reduced prescription volumes and lower sales at the Company’s clinical research business.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the favorable effect of drug price inflation and cost reduction and productivity improvement initiatives.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through discounts, rebates and other price concessions (“Discounts”) relating to purchases from the Company’s suppliers and vendors.  When recognizing the related receivables associated with these Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to the levels of inventories remaining on-hand.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as the applicable arrangements are settled and cash is received.  The aggregate amount of these adjustments have not been significant to the Company’s operations.

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

Selling, General and Administrative Expenses
Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.9% in 2010, representing a decrease from the 13.2% experienced in the prior-year period.  Operating expenses for the year ended December 31, 2010 were favorably impacted largely by continued progress in the Company’s non-drug purchasing program and productivity improvements.

Provision for Doubtful Accounts
During the fourth quarter 2010, Omnicare implemented a Company-wide Reorganization Program.  Among other changes, this program has resulted in numerous senior management and other organizational leadership changes, including a realignment of division presidents for its long term care pharmacy divisions and change in its Office of General Counsel.  As a result of these activities and the performance of its year end closing process, the Company reassessed the allowance for doubtful accounts for facility receivables and concluded that an incremental charge of $48.5 million was necessary.  The key factors leading to management’s change in estimate relate primarily to a decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on settling outstanding accounts receivable disputes and the avoidance of proacted costly and often disruptive litigation with customers, where possible.    As a result of this change in approach, the Company believes it will have reduced opportunities to monetize disputed receivables through litigation, increasing the risk of uncollectible accounts receivable.

Investment Income
Investment income for the year ended December 31, 2010 was modestly lower than the amount earned in the comparable prior-year period.

Interest Expense
Interest expense was higher in 2010 than the prior-year period primarily due to higher interest rates on certain components of the Company’s overall debt portfolio, a moderately higher overall outstanding debt balance at year end 2010 versus year end 2009, and certain debt redemption costs recorded in 2010.  See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

Effective Income Tax Rate
The year-over-year change in the effective tax rate is largely due to certain non deductible expenses, primarily related to the goodwill impairment charge recorded in 2010 and a larger reduction of income tax expense in the 2009 versus 2010 periods relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.  See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

Pharmacy Services Segment
	For the years ended December 31,
	2010	2009	2008

Net sales	$6,037,036	$6,009,502	$6,002,395
Operating income from continuing operations	$381,274	$568,502	$503,144

2010 vs. 2009

For the year ended December 31, 2010, Omnicare dispensed approximately 120,880,000 prescriptions in comparison to approximately 123,855,000 prescriptions dispensed during the prior-year.  Pharmacy Services sales were favorably impacted by drug price inflation, acquisitions and growth in specialty pharmacy services.  Partially offsetting these factors were lower prescription volumes largely due to lower average number of beds served year-over-year, along with a shift in mix towards assisted living which typically has lower penetration rates than skilled nursing facilities, reduced utilization trends for certain drugs and a reduction in census in certain areas; reductions in reimbursement coupled with competitive pricing issues; and the increased availability and utilization of generic drugs.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income as a percentage of the segment’s sales was 6.3% in 2010, compared with 9.5% in 2009.  Operating income in 2010 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, in particular reductions in reimbursement coupled with competitive pricing issues and lower prescription volumes and the previously mentioned incremental charge to provision for doubtful accounts.  Operating income in 2010 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, continued progress in the Company’s cost reduction and productivity improvement initiatives and the continued integration of prior-period acquisitions.  Further see additional discussion at the “Special Items” caption of this MD&A.

CRO Services Segment
	For the years ended December 31,
	2010	2009	2008

Net sales	$109,176	$156,707	$203,320
Operating (loss) income	$(109,895)	$(3,578)	$15,908

2010 vs. 2009
Revenues for 2010 were lower than in the prior-year period primarily due to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

As a percentage of the segment’s revenue, the operating loss was 100.7% in 2010 compared with 2.3% in the prior year.  The primary reason for the operating loss in 2010 relates to a $91 million goodwill impairment charge recorded in the third quarter, largely as a result of the Company’s revised outlook on the CRO Services segment.  See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.  See also the additional discussion at the “Special Items” caption of this MD&A.  The operating loss was also attributable to the aforementioned factors that reduced sales as well as restructuring charges of $10.8 million in 2010 incurred to rightsize and reposition the cost structure of the business.  Backlog at December 31, 2010 was $159.8 million, representing a decrease of $45.5 million from the December 31, 2009 backlog of $205.3 million.

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

2009 vs. 2008

Net Sales
Net sales for the year were favorably impacted by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indications, and acquisitions, as well as growth in specialty pharmacy services.  More than offsetting these factors were the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization for certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, a shift in mix towards assisted living and lower revenues in the Company’s CRO business.  See discussion of sales and operating profit results in more detail at the “Pharmacy Services Segment” and “CRO Services Segment” captions below.

Gross Profit
Gross profit as a percentage of total net sales was 24.2% for the year ended December 31, 2009, as compared with 25.0% in 2008.  Gross profit was favorably impacted in the 2009 period largely due to the increased availability and utilization of higher margin generic drugs, purchasing improvements, the continued integration of acquisitions, productivity enhancements, and the favorable effect of drug price inflation.  More than offsetting these factors were certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement and/or utilization for certain drugs, competitive pricing issues and the lower average number of beds served year-over-year.

Selling, General and Administrative Expenses
Omnicare’s operating expenses as a percentage of net sales amounted to 13.2% in 2009, representing a decrease from the 14.6% experienced in the prior-year.  Operating expenses for the year ended December 31, 2009 were favorably impacted largely by continued progress in the Company’s productivity improvement initiatives, non-drug purchasing initiatives, reductions in employee benefit costs and the continued integration of prior-year acquisitions.  These favorable items were partially offset by increased operating costs associated with recent acquisitions.

Provision for Doubtful Accounts
The reduction in the provision for doubtful accounts during the 2009 period relates largely to the improved overall accounts receivable position of the Company.  Specifically, net accounts receivable of approximately $1,209 million at December 31, 2009 was $129 million lower than the December 31, 2008 balance of approximately $1,338 million.  Further, accounts receivable days sales outstanding were approximately 74 and 79 at December 31, 2009 and 2008, respectively, representing a year-over-year reduction of 5 days.

Investment Income
Investment income for the year ended December 31, 2009 was modestly lower than amount earned in the prior-year, primarily due to lower interest rates versus the prior-year.

Interest Expense
Interest expense was lower than the prior-year, primarily due to lower debt outstanding resulting from payments aggregating $325 million on the Company’s senior term A loan facility, maturing on July 28, 2010 (the “Term Loans”), throughout 2008 and 2009, payments of $39.1 million to pay off a term note payable in the fourth quarter of 2008 and lower interest rates on variable rate loans.

Effective Income Tax Rate
The year-over-year decrease in the effective tax rate is largely due to the reduction of income tax expense in the 2009 period totaling approximately $32 million, primarily attributable to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations, partially offset by certain nondeductible litigation costs recognized in the 2009 period.  See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Pharmacy Services Segment

2009 vs. 2008

Pharmacy Services sales were favorably impacted primarily by drug price inflation, the increased use of certain higher acuity drugs, biologic agents and existing drugs with new therapeutic indication, and acquisitions, as well as growth in specialty pharmacy services.  Partially offsetting these factors were the increased availability and utilization of generic drugs, reductions in reimbursement and/or utilization of certain drugs as well as competitive pricing issues, a lower average number of beds served year-over-year, and a shift in mix towards assisted living.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact the Pharmacy Services segment.

Operating income in 2009 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, growth in specialty pharmacy services, lower bad debt expense, and purchasing improvements, as well as by the continued progress in the Company’s productivity improvement initiatives and the continued integration of prior-period acquisitions.  Operating income in 2009 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales.  Further see additional discussion at the “Special Items” caption of this MD&A.

CRO Services Segment

2009 vs. 2008

Revenues for 2009 were lower than the prior-year primarily due to lower levels of new business added along with the early termination and client-driven delays in the commencement of certain projects.

As a percentage of the segment’s revenue, operating (loss)/income was (2.3)% in 2009 compared with 7.8% in 2008.  This decrease is primarily attributable to the aforementioned factors that reduced sales as well as restructuring charges of $9.3 million pretax incurred to rightsize and reposition the cost structure of the business.  Further see additional discussion at the “Special Items” caption of this MD&A.  Backlog at December 31, 2009 of $205.3 million was $97.6 million lower than the December 31, 2008 backlog of $302.9 million.

Restructuring and Other Related Charges

Company-wide Reorganization Program:
During 2010, the Company initiated a “Company-wide Reorganization Program” (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed in 2011 and is currently estimated to result in restructuring and other related charges of approximately $13 million, the majority of which is anticipated to be incurred in the Pharmacy and Corporate segments, and is largely related to severance and employee buyout costs, which will primarily be operating expense related.  In implementing these initiatives, the Company recorded restructuring charges of approximately $3 million in the year ended December 31, 2010.  The Company anticipates that net positions eliminated and total savings as a result of the CWR Program will not significantly impact the Company’s overall employee base or overall operating results, respectively.

Omnicare Full Potential Program:
In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth, which was substantially completed in 2010.

See additional discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Special Items

Financial results for the three years ended December 31, 2010 from continuing operations included the items presented in the table below.  Management considers these special items as not part of the core operating results of the Company, and/or non-cash in nature (pretax):
	December 31,
	2010	2009	2008
Provision for doubtful accounts (i)	$48,500	$-	$-
Restructuring and other related charges (ii)	27,927	29,155	35,784
Settlement, litigation and other related charges (iii)	113,709	77,449	99,267
Goodwill and other asset impairment charges (iv)	113,512	-	-
Separation, benefit plan termination and related costs (v)	64,760	-	-
Other miscellaneous expenses (vi)	42,422	5,893	6,445
Amortization of discount on convertible notes (vii)	29,536	27,977	25,934
Debt redemption costs - interest expense (vii)	14,297	-	-
Gain on sale of rabbi trust assets (viii)	(3,606)	-	-
Total special items	$451,057	$140,474	$167,430

(i)
See further discussion at the “Accounts Receivable” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(ii)	See further discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(iii)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(iv)	See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(v)	See further discussion at the “Separation, Benefit Plan Termination and Related Costs” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(vi)
See further discussion at the “Other Miscellaneous Charges” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(vii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

(viii)	See further discussion at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Discontinued Operations
The loss from discontinued operations of disposal group for the 2010 period, in comparison to the same prior year period, was modestly improved primarily due to the impact of lower provision for doubtful accounts in the 2010 period.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Impact of Inflation

The Company estimates that drug price inflation for its highest dollar products during the three years ended December 31, 2010 has ranged between approximately 6% to 7%, which tends to impact sales and costs of sales at approximately the same level.  Therefore, inflation has not materially affected Omnicare’s net income, inasmuch as government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010 were $496.5 million compared with $291.0 million at December 31, 2009 (including restricted cash amounts of $2.0 million and $15.3 million, respectively).

The Company generated net cash flows from operating activities of continuing operations of $369.3 million during the year ended December 31, 2010, compared with net cash flows from operating activities of continuing operations of $482.3 million and $436.2 million during the years ended December 31, 2009 and 2008, respectively.  Operating cash flows in 2010 were used primarily for debt payments, acquisition-related payments, capital expenditures, stock repurchases and dividend payments.  Net cash flows from operating activities during the year ended December 31, 2010 were unfavorably impacted by the decrease in net income as well as the year-over-year change in inventories due to large inventory reductions in 2009 as a result of Full Potential hub and spoke integration activities in 2009.  These unfavorable impacts were partially offset by a year-over-year reduction in accounts receivable as well as in the cash requirements relating to accounts payable activity.  Net cash flows from operating activities during the year ended December 31, 2009 were unfavorably impacted by a fourth quarter payment of approximately $63 million due to the settlement with the United States Attorney’s Office, District of Massachusetts, which was more than offset by the favorable impacts of a reduction in inventory and accounts receivable during the 2009 period.  Net cash flows from operating activities during the year ended December 31, 2008 were unfavorably impacted by the extra payment to the Company’s drug wholesaler of approximately $65 million (these payments are due weekly, and the year ended December 31, 2008 included one extra weekly payment), and the related impact on the year-over-year movement in accounts payable on 2008 operating cash flows.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2010 and 2009 of $30.3 million and $28.5 million, respectively ($147.6 million cumulative as of December 31, 2010).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $125.9 million, $144.3 million and $283.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Acquisitions of businesses required outlays of $111.8 million (including amounts payable relating to pre-2010 acquisitions) in 2010 relating to four acquisitions, which were primarily funded by operating cash flows.  Acquisitions of businesses during 2009 required cash payments of $92.9 million (including amounts payable pursuant to acquisition agreements relating to pre-2009 acquisitions), which were primarily funded by operating cash flows.  Acquisitions of businesses during 2008 required cash payments of $225.7 million (including amounts payable pursuant to acquisition agreements relating to pre-2008 acquisitions) which were primarily funded by operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities of continuing operations was $18.7 million, $275.9 million and $208.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.  In May 2010, the Company completed the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Notes”).  A portion of the net proceeds from the issuance of the 7.75% Notes was used to purchase all $225 million of the Company’s 6.75% Notes pursuant to a tender offer and consent solicitation and subsequent redemption.  Also, a portion of the proceeds were used to repurchase approximately $101 million of the Company’s stock as part of a previously announced common stock repurchase program discussed in further detail below.  Further, in December 2010, the Company completed the issuance of $575 million of 3.75% Convertible Senior Subordinated Notes due 2025 (the “3.75% Convertible Notes”).  A portion of the net proceeds from this issuance were used to purchase $525 million of the Company’s 3.25% Convertible Debentures pursuant to a tender offer and consent solicitation and subsequent redemption, which resulted in an economic gain (calculated as the difference between the $525 million face value of the extinguished debt and the actual amount paid by the Company to repurchase the debt of approximately $499 million) of approximately $26 million (even though the Company was required to recognize an accounting loss of $25.6 million due to its application of the authoritative guidance for convertible debt).  In January 2011, a portion of the net proceeds, together with cash on hand, was used to redeem $75 million of the Company’s 6.125% Senior Subordinated Notes due 2013.  During 2010, the Company paid off the remaining $125 million on the Term Loans.  During 2009, the Company paid down $275 million on the Term Loans.  During 2008, the Company completed its $100 million stock repurchase program as further discussed below, paid down $50.0 million on the Term Loans, and paid $39.1 million to pay off a term note payable.

On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  In connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, maturing on July 28, 2010 was terminated.

At December 31, 2010, there were no outstanding borrowings on the Revolving Credit Facility, and the entire balance on the Term Loans had been paid off.  As of December 31, 2010, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 17, 2011, the Company’s Board of Directors declared a quarterly cash dividend of 3.25 cents per share for an indicated annual rate of 13 cents per common share for 2011, which is greater than the annual dividends paid per common share for the 2010, 2009 and 2008 years.  Aggregate dividends of $12.8 million paid during 2010 were higher than the $10.7 million paid in 2009 and the $10.8 million paid in 2008, due primarily to an increase in dividends paid per common share to 11 cents in 2010 as compared to 9 cents per common share paid in 2009 and 2008.

On May 3, 2010, Omnicare announced that in conjunction with its second quarter 2010 refinancing (as described in the “Debt” note of the Notes to Consolidated Financial Statements), the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million, depending on market conditions and other factors.  In the year ended December 31, 2010, the Company repurchased approximately 4.4 million shares at an aggregate cost of approximately $101 million.  Additionally, during the second quarter of 2008, the Company repurchased approximately 4.1 million shares of Omnicare’s common stock at a cost of approximately $100 million under a previous stock buyback program authorized by its Board of Directors.

There were no known material commitments and contingencies outstanding at December 31, 2010, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company believes that net cash flows from operating activities, credit facilities and existing cash balances will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard.  Additionally, the Company believes that external sources of financing, including short- and long-term debt financings, are available.  Omnicare may not be able to refinance maturing debt at terms that are as favorable as those from which the Company previously benefited or at terms that are acceptable to Omnicare.  In addition, no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations(a)	$2,547,500	$-	$250,000	$525,000	$1,772,500
Capital lease obligations(a)	13,961	3,537	6,419	3,991	14
Operating lease obligations	149,515	36,397	57,968	36,918	18,232
Purchase obligations(b)	41,824	36,115	5,320	389	-
Other current obligations(c)	316,292	316,292	-	-	-
Other long-term obligations(d)	109,928	-	69,853	20,439	19,636
Subtotal	3,179,020	392,341	389,560	586,737	1,810,382
Future interest relating to debt and
capital lease obligations(e)	1,380,201	119,471	229,496	205,669	825,565
Total contractual cash obligations	$4,559,221	$511,812	$619,056	$792,406	$2,635,947

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
(e)
Represents estimated future interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt.  The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures and notes, as applicable.  To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly.  Further, these analyses do not consider the effects of potential changes in the Company’s credit rating on future interest costs, as well as any tax effects associated with the Company’s interest costs.

As of December 31, 2010, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:
As of December 31, 2010, the Company had two unconsolidated entities, Omnicare Capital Trust I (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively.  For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company.  The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company.  The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust.  The Old 4.00% Debentures issued by the Company to the Old Trust and the 4.00% Convertible Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures.  Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and 4.00% Convertible Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements.  Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2010, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its swap agreements related to certain of the Company’s borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on fixed to floating rate swap agreements for certain debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  In connection with its offering of $400.0 million of 7.75% Notes during 2010, the Company entered into a Swap Agreement on all $400.0 million of its aggregate principal amount of the 7.75% Notes (the “7.75% Swap Agreement”).  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.32% at December 31, 2010 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year).  Also, in December 2010, the Company entered into a Swap Agreement on all $525 million of its aggregate principal amount of the 6.875% Notes (“the 6.875% Swap Agreement”).  Under the 6.875% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.875% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 4.128% (a 100 basis-point change in the interest rate would increase or decrease pre-tax interest expense by approximately $5.25 million per year).

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market (Level 1) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2010		December 31, 2009
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$251,300	$250,000	$248,000
6.75% senior subordinated notes, due 2013	-	-	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	535,500	525,000	528,500
7.75% senior subordinated notes, due 2020, gross	400,000	415,000	-	-

3.75% convertible senior subordinated notes, due 2025
Carrying value	353,505	-	-	-
Unamortized debt discount	221,495	-	-	-
Principal amount	575,000	636,400	-	-

4.00% junior subordinated convertible debentures, due 2033
Carrying value	201,282	-	199,071	-
Unamortized debt discount	143,718	-	145,929	-
Principal amount	345,000	266,900	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	370,837	-	773,120	-
Unamortized debt discount	81,663	-	204,380	-
Principal amount	452,500	427,600	977,500	801,600

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of these financial statements, Omnicare management is required to make assumptions, judgments, and estimates that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses and the related disclosure of commitments and contingencies.  On a regular basis, the Company evaluates its critical estimates giving consideration to a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible, and on various other assumptions that are believed to be reasonable at the time and under the current circumstances.  The Company's significant accounting policies are summarized in the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

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

Revenue Recognition
In general, Omnicare recognizes revenue when products are delivered or services are rendered or provided to the customer, prices are fixed and determinable and collection is reasonably assured.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2010 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

CRO Services Segment

A portion of the Company's overall revenues relates to the CRO Services segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms.  Most of the contracts provide for services to be performed on a units-of-service basis.  These contracts specifically identify the units-of-service and unit pricing.  Under these contracts, revenue is generally recognized upon completion of the units-of-service.  For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service.  The Company's contracts provide for additional service fees for scope of work changes.  The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured.  In a number of cases, clients are required to make termination payments in addition to payments for services already rendered.  Any anticipated losses resulting from contract performance are charged to earnings in the period identified.  Billings and payments are specified in each contract.  Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

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

The allowance for doubtful accounts as of December 31, 2010 was $402.3 million, compared with $332.6 million at December 31, 2009.  The allowance for doubtful accounts represented 28.0% and 21.6% of gross receivables (net of contractual allowance adjustments) as of December 31, 2010 and December 31, 2009, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2010 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $14.4 million.

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end.  Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded.  The Company’s policy is to resolve accounts receivable with pending status as soon as practicable.  Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2010.

Omnicare has standard policies and procedures for collection of its accounts receivable.  The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive.  In the 2010 fourth quarter, Omnicare management decided to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on maintaining positive relationships with current and former customers, with a greater priority on settling outstanding accounts receivable disputes and the avoidance of litigation where possible.  As a result of this change in approach, the Company believes there is an increased risk of uncollectible accounts receivable, and adjusted its provision for doubtful accounts accordingly.

Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims.  When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements.  At such time that a balance is definitively deemed to be uncollectible by Omnicare management (including the national credit and collections department), collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts.  At December 31, 2010, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

Given the Company's experience, management believes that the aggregate reserves for potential losses are adequate, but if any of the Company's larger customers were to unexpectedly default on their obligations to Omnicare, the Company’s overall allowances for doubtful accounts may prove to be inadequate.  In particular, if economic conditions worsen, the payor mix shifts significantly or the Company's customers' reimbursement rates are adversely affected, impacting Omnicare’s customers' ability to pay their bills, management may adjust the allowance for doubtful accounts accordingly, and the Company’s accounts receivable collections, cash flows, financial position and results of operations would be adversely affected.

See further discussion at the “Accounts Receivable” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

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

Adverse conditions in the CRO market have led to lower than anticipated levels of new business being added as well as early project terminations by clients and client-driven delays in the commencement of certain projects resulting in lower than expected operating profits and cash flows for this business.  Management anticipated a turnaround in its CRO Services business in the third quarter of 2010 based on various restructuring activities enacted in late 2009 and during the first half of 2010 (e.g., reductions-in-force, location consolidation, etc.).  Based on the unanticipated continuation of the decline in operating performance during the third quarter of 2010, coupled with the revised outlook, the Company’s earnings outlook for the CRO business has been reduced.  As a result, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangible assets related to its CRO Services reporting unit outside of its normal fourth quarter test period.

The goodwill impairment test involves a two-step process.  The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  The Company estimated the fair value of the CRO reporting  unit in step one based on discounted cash flows which required significant management judgement, as well as a market approach that compared the reporting unit's earnings and revenue multiples to those of comparable public companies.  The outcome of step one, requiring that the Company perform the second step resulted in a fair value less than the Company's carrying value.  Next, the second step required the Company to allocate the fair value of the CRO reporting unit that failed the first step test to the fair value of the reporting unit's net assets.  The Company calculated the fair values of the reporting unit's net assets, with assistance from a third party valuation firm in the determination of fair values for significant tangible and intangible assets. Based on the results of the step two process, the Company recorded a goodwill impairment charge of approximately $91 million during the third quarter 2010.

The Company performed its annual goodwill impairment analysis for the years ended December 31, 2010 and 2009 and, except for the aforementioned CRO goodwill impairment charge in 2010, concluded that goodwill had not been impaired.  Given the substantial amount of the excess of fair value over carrying value, none of the Company’s reporting units were considered to be “at risk” of failing step one of Omnicare’s most recent annual goodwill impairment test.

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

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws.  The Company is subject to both federal and state audits of tax returns in the normal course of business.  While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows.  If the provisions for current or deferred taxes are not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses.  Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains.  A one percentage point change in the Company's overall 2010, 2009 and 2008 effective tax rates would impact tax expense and net income by $(0.7) million, $3.3 million and $2.4 million, respectively.

Legal Contingencies
As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices).  Oftentimes, these inspections, audits, investigations and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit.  The Company is also involved with various legal actions arising in the normal course of business.  Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, investigations, legal claims and legal proceedings and assesses its potential financial exposure.  If the potential loss from any of these is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.  To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued.  Because of inherent uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company’s control, accruals are based on the best information available at the time.  As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, investigations, claims and litigation and may revise its estimated exposure upward or downward accordingly.  Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s consolidated financial statements.

Information pertaining to legal proceedings is further discussed at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Recently Issued Accounting Standards
Information pertaining to recently issued accounting standards is further discussed at the “Recently Issued Accounting Standards” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Outlook

Historically, the Company has derived approximately one-half of its revenues directly from government sources and one-half from the private sector (including individual residents, third-party insurers, long-term care and other institutional health care facilities and its contract research organization business).

As part of ongoing operations, the Company and its customers are subject to regulatory changes in the level of reimbursement received from the Medicare and Medicaid programs.  For additional information regarding regulatory changes, please see the “Government Regulation” caption of Part I, Item I of this Filing as well as the “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” and “Changes in industry pricing benchmarks could materially impact our performance” sections of Part I, Item 1A, of this Filing, which section is incorporated by reference herein.

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

The Company’s outlook for future operating results are favorably impacted by the anticipated effects of certain pharmaceutical marketplace dynamics, such as branded drug price inflation and new generics, as well as productivity improvements in the Company’s operations.  Further, in addition to any potential impacts associated with the regulatory and other matters discussed in the preceding paragraphs, factors that could negatively impact the Company’s future operating results include the impact of pricing adjustments and bed losses, as well as an increase in its payroll costs.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements the Company changed the manner in which it accounts for business combinations in 2009.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 24, 2011

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Net sales	$6,146,212	$6,166,209	$6,205,715
Cost of sales	4,772,189	4,671,206	4,653,704
Gross profit	1,374,023	1,495,003	1,552,011
Selling, general and administrative expenses	790,831	816,107	908,586
Provision for doubtful accounts	137,307	93,215	106,439
Restructuring and other related charges	27,927	29,155	35,784
Settlement, litigation and other related charges	113,709	77,449	99,267
Goodwill and other asset impairment charges	113,512	-	-
Separation, benefit plan termination and related costs	64,760	-	-
Other miscellaneous charges	44,320	8,535	914
Operating income	81,657	470,542	401,021
Investment income	9,610	9,670	9,782
Interest expense	(135,722)	(119,896)	(143,073)
Amortization of discount on convertible notes	(29,536)	(27,977)	(25,934)
Income (loss) from continuing operations before income taxes	(73,991)	332,339	241,796
Income tax provision	11,799	97,523	97,270
Income (loss) from continuing operations	(85,790)	234,816	144,526
Loss from discontinued operations	(20,319)	(22,893)	(4,053)
Net income (loss)	$(106,109)	$211,923	$140,473
Earnings (loss) per common share - Basic:
Continuing operations	$(0.74)	$2.01	$1.23
Discontinued operations	(0.17)	(0.20)	(0.03)
Net income (loss)	$(0.91)	$1.81	$1.20
Earnings (loss) per common share - Diluted:
Continuing operations	$(0.74)	$2.00	$1.22
Discontinued operations	(0.17)	(0.19)	(0.03)
Net income (loss)	$(0.91)	$1.80	$1.19
Weighted average number of common shares outstanding:
Basic	116,348	117,094	117,466
Diluted	116,348	117,777	118,313
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except share data)
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$494,487	$275,709
Restricted cash	2,019	15,264
Accounts receivable, less allowances of $402,305 (2009-$332,603)	1,033,282	1,208,595
Unbilled receivables, CRO	12,085	21,868
Inventories	418,968	368,477
Deferred income tax benefits	150,490	113,575
Rabbi trust assets	85,741	-
Other current assets	258,913	197,492
Current assets of discontinued operations	1,811	18,627
Total current assets	2,457,796	2,219,607

Properties and equipment, at cost less accumulated depreciation of $308,210 (2009-$324,995)	208,298	208,969
Goodwill	4,264,058	4,273,695
Identifiable intangible assets, less accumulated amortization of $221,688 (2009-$186,424)	262,758	297,153
Rabbi trust assets	-	133,040
Other noncurrent assets	157,499	145,781
Noncurrent assets of discontinued operations	13,004	45,859
Total noncurrent assets	4,905,617	5,104,497
Total assets	$7,363,413	$7,324,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$233,765	$256,886
Accrued employee compensation	63,488	43,688
Deferred revenue, CRO	12,063	11,226
Current debt	3,537	127,071
Other current liabilities	274,303	173,972
Current liabilities of discontinued operations	7,495	7,206
Total current liabilities	594,651	620,049
Long-term debt, notes and convertible debentures (Note 10)	2,106,758	1,980,239
Deferred income tax liabilities	736,132	571,622
Other noncurrent liabilities	109,928	276,201
Total noncurrent liabilities	2,952,818	2,828,062
Total liabilities	3,547,469	3,448,111
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 129,634,300 shares issued (2009-127,824,800 shares issued)	129,634	127,825
Paid-in capital (Note 10)	2,424,978	2,269,905
Retained earnings	1,579,672	1,698,620
Treasury stock, at cost-13,011,700 shares (2009-7,545,000 shares)	(333,554)	(205,017)
Accumulated other comprehensive (loss) income	15,214	(15,340)
Total stockholders' equity	3,815,944	3,875,993
Total liabilities and stockholders' equity	$7,363,413	$7,324,104

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands)
	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(106,109)	$211,923	$140,473
Loss from discontinued operations	20,319	22,893	4,053
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	47,614	49,440	47,858
Amortization	104,823	90,136	90,135
Write-off of debt issuance costs	6,636	-	-
Debt redemption tender offer premium	(7,591)	-	-
Goodwill and other asset impairment charges	113,512	-	-
Benefit plan termination and related costs	25,187	-	-
Loss on debt extinguishment	25,552	-	-
Deferred tax provision	25,160	91,728	57,286
Changes in assets and liabilities, net of effects from acquisition and divesture of businesses:
Accounts receivable and unbilled receivables, net of provison for doubtful accounts	212,113	142,498	43,148
Inventories	(34,679)	84,469	3,887
Current and noncurrent assets	44,065	(14,635)	74,505
Accounts payable	(44,226)	(76,974)	(45,072)
Accrued employee compensation	18,734	(5,536)	21,912
Deferred revenue	837	(11,984)	1,142
Current and noncurrent liabilities	(82,639)	(101,609)	(3,171)
Net cash flows from operating activities of continuing operations	369,308	482,349	436,156
Net cash flows from operating activities of discontinued operations	(693)	1,445	2,041
Net cash flows from operating activities	368,615	483,794	438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	(111,812)	(92,889)	(225,710)
Capital expenditures	(23,918)	(30,865)	(59,606)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	11,082	(10,547)	847
Disbursements for loans and investments	(3,425)	(6,800)	-
Other	2,163	(3,179)	683
Net cash flows used in investing activities of continuing operations	(125,910)	(144,280)	(283,786)
Net cash flows used in investing activities of discontinued operations	(142)	(557)	(1,507)
Net cash flows used in investing activities	(126,052)	(144,837)	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	-	-	396,000
Payments on line of credit facilities, term A loan and notes payable	(125,000)	(275,000)	(485,081)
Proceeds from long-term borrowings and obligations	975,000	-	-
Payments on long-term borrowings and obligations	(726,533)	(1,592)	(2,833)
Fees paid for financing activities	(33,249)	-	-
Increase (decrease) in cash overdraft balance	18,221	(637)	(5,449)
Payments for Omnicare common stock repurchases (Note 2)	(100,942)	-	(100,165)
Proceeds (payments) for stock awards and exercise of stock options, net of stock tendered in payment	(13,989)	9,666	(1,390)
Excess tax benefits from stock-based compensation	679	2,367	963
Dividends paid	(12,839)	(10,733)	(10,751)
Net cash flows used in financing activities of continuing operations	(18,652)	(275,929)	(208,706)
Net cash flows used in financing activities of discontinued operations	-	(479)	(360)
Net cash flows used in financing activities	(18,652)	(276,408)	(209,066)

Effect of exchange rate changes on cash	(5,968)	(1,099)	(3,196)
Net increase (decrease) in cash and cash equivalents	217,943	61,450	(59,358)
Less increase (decrease) in cash and cash equivalents of discontinued operations	(835)	409	174
Increase (decrease) in cash and cash equivalents of continuing operations	218,778	61,041	(59,532)
Cash and cash equivalents at beginning of year	275,709	214,668	274,200

Cash and cash equivalents at end of year	$494,487	$275,709	$214,668

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

					Accumulated
					Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Income	Equity
Balance at January 1, 2008	$124,599	$2,195,564	$1,368,449	$(89,791)	$(57,998)	$3,540,823
Dividends paid ($0.09 per share)	-	-	(10,751)	-	-	(10,751)
Stock acquired/issued for benefit plans	-	(343)	-	2,319	-	1,976
Stock option exercises and amortization/forfeitures	264	10,138	-	-	-	10,402
Common stock repurchase	-	-	-	(100,165)	-	(100,165)
Stock awards, net of amortization/forfeitures	720	18,770	-	(5,541)	-	13,949
Subtotal	125,583	2,224,129	1,357,698	(193,178)	(57,998)	3,456,234
Net income	-	-	140,473	-	-	140,473
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	-	-	-	-	224	224
Unrealized appreciation in fair value of investments	-	-	-	-	4,940	4,940
Amortization of pension benefit costs	-	-	-	-	9,292	9,292
Actuarial gain on pension obligations	-	-	-	-	43,706	43,706
Comprehensive income	-	-	140,473	-	58,162	198,635
Balance at December 31, 2008	125,583	2,224,129	1,498,171	(193,178)	164	3,654,869
Dividends paid ($0.09 per share)	-	-	(10,733)	-	-	(10,733)
Stock acquired/issued for benefit plans	-	23	-	569	-	592
Stock option exercises and amortization/forfeitures	1,079	24,619	-	-	-	25,698
Stock awards/issuance, net of amortization/forfeitures	1,163	21,883	-	(12,408)	-	10,638
Adjustment to deferred tax convertible debt adjustment	-	(749)	(741)	-	-	(1,490)
Subtotal	127,825	2,269,905	1,486,697	(205,017)	164	3,679,574
Net income	-	-	211,923	-	-	211,923
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	-	-	-	-	14,934	14,934
Unrealized depreciation in fair value of investments	-	-	-	-	(7,267)	(7,267)
Amortization of pension benefit costs	-	-	-	-	2,045	2,045
Actuarial loss on pension obligations	-	-	-	-	(25,216)	(25,216)
Comprehensive income	-	-	211,923	-	(15,504)	196,419
Balance at December 31, 2009	127,825	2,269,905	1,698,620	(205,017)	(15,340)	3,875,993

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

					Accumulated
					Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Income	Equity
Balance at December 31, 2009	127,825	2,269,905	1,698,620	(205,017)	(15,340)	3,875,993
Dividends paid ($0.11 per share)	-	-	(12,839)	-	-	(12,839)
Stock acquired/issued for benefit plans	-	-	-	68	-	68
Stock option exercises and amortization/forfeitures	386	12,153	-	-	-	12,539
Common stock repurchase	-	-	-	(100,942)	-	(100,942)
Stock awards/issuance, net of amortization/forfeitures	1,423	36,837	-	(27,663)	-	10,597
Adjustment to deferred tax convertible debt adjustment	-	106,083	-	-	-	106,083
Subtotal	129,634	2,424,978	1,685,781	(333,554)	(15,340)	3,891,499
Net income	-	-	(106,109)	-	-	(106,109)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	-	-	-	-	(3,807)	(3,807)
Unrealized appreciation in fair value of investments	-	-	-	-	924	924
Amortization of pension benefit gain	-	-	-	-	3,458	3,458
Actuarial gain on pension obligations	-	-	-	-	29,979	29,979
Comprehensive income	-	-	(106,109)	-	30,554	(75,555)
Balance at December 31, 2010	$129,634	$2,424,978	$1,579,672	$(333,554)	$15,214	$3,815,944

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading geriatric pharmaceutical services company.  Omnicare is the nation’s largest provider of pharmaceuticals and related ancillary pharmacy services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  At December 31, 2010, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,385,000 beds, including approximately 86,000 patients served by the patient assistance programs of its specialty pharmacy services business.  The comparable number at December 31, 2009 was approximately 1,377,000 beds (including approximately 68,000 patients served by patient assistance programs).  Omnicare provides its pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and Canada at December 31, 2010.  Omnicare’s pharmacy services also include distribution and product support services for specialty pharmaceuticals. Omnicare’s contract research organization (“CRO”) business (“CRO Services”) provides comprehensive product development and research services for the pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostic industries in 32 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  Omnicare consolidates entities in which the Company is the primary beneficiary, in accordance with the authoritative guidance regarding the consolidation of variable interest entities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Omnicare maintains amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Restricted Cash

Restricted cash primarily represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs, and cash collected on behalf of third parties.

Fair Value of Financial Instruments

The Company applies the authoritative guidance for fair value measurements, which defines a hierarchy which prioritizes the inputs in fair value measurements.  “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant observable inputs.  “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.

See further discussion at the “Fair Value” note of the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, assets invested for settlement of the Company’s employee benefit obligations, accounts receivable and fixed to floating interest rate swap agreements.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks.  Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness.  For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for 10% or more of revenues.  The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

In 2010, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs.  These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs.  The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers.  A portion of these revenues also are indirectly dependent on government programs.  The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2010	2009	2008
Private pay, third-party and facilities (a)	42%	42%	43%
Federal Medicare program (Part D & Part B)	45%	44%	42%
State Medicaid programs	9%	9%	10%
Other sources (b)	4%	5%	5%
Totals	100%	100%	100%

(a) Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.
(b) Includes our contract research organization.

Accounts Receivable

The following table is an aging of the Company’s December 31, 2010 and 2009 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2010
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$260,788	$185,934	$446,722
Facility payors	391,659	312,996	704,655
Private Pay payors	96,047	167,198	263,245
CRO	16,522	4,443	20,965
Total gross accounts receivable
(net of contractual allowance adjustments)	$765,016	$670,571	$1,435,587

	December 31, 2009
	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$324,942	$177,054	$501,996
Facility payors	407,151	361,860	769,011
Private Pay payors	106,321	142,485	248,806
CRO	19,121	2,264	21,385
Total gross accounts receivable
(net of contractual allowance adjustments)	$857,535	$683,663	$1,541,198

During the fourth quarter 2010, Omnicare implemented a Company-wide Reorganization Program.  Among other changes, this program has resulted in numerous senior management and other organizational leadership changes, including a realignment of division presidents for its long term care pharmacy divisions and change in its Office of General Counsel.  As a result of these activities and the performance of its year end closing process, the Company reassessed the allowance for doubtful accounts for facility receivables and concluded that an incremental charge of $48.5 million was necessary.  The key factors leading to management’s change in estimate relate primarily to a decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on settling outstanding accounts receivable disputes and the avoidance of proacted costly and often disruptive litigation with customers, where possible.    As a result of this change in approach, the Company believes it will have reduced opportunities to monetize disputed receivables through litigation, increasing the risk of uncollectible accounts receivable.

Notes Receivable

The Company periodically enters into notes receivable from its customers in the normal course of business.  These notes receivable and the related allowance for losses are recorded in the “Other Current Assets” and “Other Non-Current Assets” captions of the Consolidated Balance Sheets, and are not considered material to the consolidated financial position of the Company.  The Company assesses and monitors credit risk associated with notes receivable through review of the customer’s net worth, payment history, long-term debt ratings and/or other information available from recognized credit rating services.  The receivables are periodically assessed for significant changes in credit ratings or other information indicating an increase in exposure to credit risk.  Historic losses on notes receivable have not been material.

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

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with the Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to the levels of inventories remaining on-hand.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled.

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

Leases

Rental payments under operating leases are expensed.  Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization are accounted for as capital leases.  An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing.  Property and equipment recorded under capital leases are depreciated on the same basis as previously described.

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

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions.  Goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment.  As further discussed at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements, the Company recorded a goodwill impairment in 2010 in its CRO Services segment totaling approximately $91 million.  Intangible assets that are being amortized under the authoritative guidance are amortized over their useful lives, ranging from five to 15 years.  Indefinite-lived intangible assets are reviewed annually for impairment, which resulted in a write-off of approximately $13.3 million during 2010, as further discussed at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.

Debt issuance costs are included in the “Other noncurrent assets” line of the Consolidated Balance Sheets and are amortized over the life of the related debt, and to the put and initial redemption date of December 15, 2015 in the case of the 3.25% convertible senior debentures due 2035.

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

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2010 and 2009, was $21.2 million and $21.4 million, respectively.  The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2010 and 2009, was 2.3% and 2.4%, respectively.

Revenue Recognition

In general, Omnicare recognizes revenue when products are delivered or services are rendered or provided to the customer, prices are fixed and determinable and collection is reasonably assured.

Pharmacy Services Segment

A significant portion of the Company’s Pharmacy Services segment revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.

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

Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor.  The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company’s return policies.  Product returns are processed in the period received, and are not significant.

CRO Services Segment

A portion of the Company's revenues relates to the CRO Services segment, and is earned by performing services under contracts with various pharmaceutical, biotechnology, nutraceutical, medical devices and diagnostics companies, based on contract terms.  Most of the contracts provide for services to be performed on a units-of-service basis.  These contracts specifically identify the units-of-service and unit pricing.  Under these contracts, revenue is generally recognized upon completion of the units-of-service.  For time-and-materials contracts, revenue is recognized at contractual hourly rates, and for fixed-price contracts, revenue is recognized using a method similar to that used for units-of-service.  The Company's contracts provide for additional service fees for scope of work changes.  The Company recognizes revenue related to these scope changes when underlying services are performed and realization is assured.  In a number of cases, clients are required to make termination payments in addition to payments for services already rendered.  Any anticipated losses resulting from contract performance are charged to earnings in the period identified.  Billings and payments are specified in each contract.  Revenue recognized in excess of billings is classified as unbilled receivables, while billings in excess of revenue are classified as deferred revenue, on the respective lines of the Consolidated Balance Sheets.

Stock-Based Compensation

The Company records compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model.  Under the provisions of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

Delivery Expenses

Omnicare incurred expenses totaling approximately $178 million, $182 million and $194 million for the years ended December 31, 2010, 2009 and 2008, respectively, to deliver the products sold to its customers.  Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

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

Under the authoritative guidance regarding the accounting for uncertainty in income taxes, which provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return, recognition and measurement are considered discrete events.  The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) at December 31, 2010 and 2009 by component and in the aggregate, follow (in thousands):

	December 31,
	2010	2009
Cumulative foreign currency translation adjustments	$15,239	$19,046
Unrealized gain on fair value of investments	997	73
Pension and postemployment benefits	(1,022)	(34,459)
Total accumulated other comprehensive income (loss), net	$15,214	$(15,340)

The amounts are net of applicable tax benefits of approximately $21.5 million in 2009.  The tax benefit amounts for 2010 were inconsequential.

Other Miscellaneous Charges

Other Miscellaneous Charges consist of the following (in thousands):

	December 31,
	2010	2009	2008
Acquisition and other related costs (1)	$5,319	$1,399	$-
Stock option expense (2)	4,207	5,633	-
Repack matters - SG&A (3)	663	1,503	914
Loss on plane lease (4)	6,785	-	-
Debt redemption loss and costs (5)	27,346	-	-
Subtotal - other miscellaneous charges	44,320	8,535	914
Repack matters - COS (3)	(1,898)	(2,642)	5,531
Total - other miscellaneous charges, net	$42,422	$5,893	$6,445

(1)	See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.
(2)	See further discussion at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements.
(3)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.
(4)	The year ended December 31, 2010 includes a charge relating to the termination of the Company’s prior aircraft lease.
(5)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

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

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of disputes and litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; loss or delay of contracts pertaining to the Company’s CRO Services segment for regulatory or other reasons; currency fluctuations between the U.S. dollar and other currencies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreements and other derivative instruments; changes in employee benefit plan assumptions and reserves; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets assessments; variations in costs or expenses; and changes in accounting rules and standards.

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

In December 2010, the FASB amended the authoritative guidance for goodwill to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The new guidance requires those reporting units to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The Company does not anticipate the effect of this recently issued guidance to be material to its consolidated results of operations, financial position and cash flows.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation, none of which were considered material to the Company’s financial statements taken as a whole.

Note 2 – Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  In the year ended December 31, 2010, the Company repurchased approximately 4.4 million shares at an aggregate cost of approximately $101 million.  Accordingly, the Company had approximately $99 million of share repurchase authority remaining as of December 31, 2010.  Additionally, during the second quarter of 2008, the Company repurchased approximately 4.1 million shares of Omnicare’s common stock at a cost of approximately $100 million under a stock buyback program authorized by its Board of Directors.

Note 3 – Discontinued Operations

In mid-2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  In the quarter ended September 30, 2010, Omnicare reached an agreement to acquire substantially all of the assets of Walgreens’ long-term care pharmacy business.  In exchange, Walgreens acquired substantially all of the assets of Omnicare’s home infusion business, part of the disposal group.  This transaction closed in the fourth quarter of 2010.  Also, in 2010, the Company entered into a letter of intent regarding its disposition of the durable medical equipment (“DME”) portion of the disposal group.  The Company currently intends to close the DME transaction as soon as practicable, subject to certain conditions and applicable approvals.

The results from operations for all periods presented have been revised to reflect the results of the disposal group as discontinued operations, including certain expenses of the Company related to the divestiture.  Selected financial information related to the discontinued operations of this disposal group for the years ended December 31, 2010, 2009 and 2008 follows (in thousands):

	For the years ended December 31,
	2010	2009	2008
Net sales	$53,290	$76,454	$104,892

Loss from discontinued operations of disposal group, pretax	(16,423)	(18,014)	(6,607)
Income tax benefit	4,588	7,186	2,554
Loss from discontinued operations of disposal group, aftertax	(11,835)	(10,828)	(4,053)

Impairment charge, pretax	(10,343)	(14,492)	-
Income tax benefit on impairment charge	1,859	2,427	-
Impairment charge, aftertax	(8,484)	(12,065)	-

Loss from discontinued operations, aftertax	$(20,319)	$(22,893)	$(4,053)

In 2010 and 2009, the disposal group recorded an impairment charge of approximately $10.3 million and $14.5 million, respectively, to reduce the carrying value of the disposal group to fair value as of December 31, 2010 and 2009.  The net assets held for sale of the disposal group are required to be measured at the lower of cost or fair value less costs to sell.  The fair values were based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 3” inputs within the fair value hierarchy.  The fair value amount is estimated, is reviewed quarterly and will be finalized upon disposition of the disposal group.

Note 4 – Acquisitions

Historically, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy services to long-term care facilities and their residents as well as patients in other care settings.  The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth.  From time-to-time the Company may acquire other businesses, which complement the Company’s core businesses.

In the years ended 2010 and 2009, the Company incurred acquisition and other related costs of approximately $5.3 million and $1.4 million, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions completed during 2010 and 2009, which were partially offset by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the years ended December 31, 2010, 2009 and 2008, the Company completed four, nine and 12 acquisitions of businesses (all of which were in the Pharmacy Services segment), respectively, none of which were, individually or in the aggregate, significant to the Company.  Acquisitions of businesses required cash payments of approximately $112 million, $93 million and $226 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2010, 2009 and 2008, respectively.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable through 2011, primarily representing payments originating from earnout provisions of acquisitions which were completed prior to January 1, 2009, total approximately $16 million as of December 31, 2010.

Note 5 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2010	2009
Cash	$46,642	$67,081
Money market funds	686	108,628
U.S. government-backed repurchase agreements	447,159	100,000
	$494,487	$275,709

Repurchase agreements represent investments in U.S. government-backed treasury issues at December 31, 2010 and 2009, under agreements to resell the securities to the counterparty.  The amounts in the money market funds are shown at fair value based on the quoted market prices of the investments.  The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days.  The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

See additional information at the “Description of Business and Summary of Significant Accounting Policies” and “Fair Value” notes of the Notes to Consolidated Financial statements.

Note 6 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2010	2009
Land	$3,646	$3,646
Buildings and building improvements	15,957	15,419
Computer equipment and software	269,223	271,386
Machinery and equipment	117,582	125,019
Furniture, fixtures and leasehold improvements	110,100	118,494
	516,508	533,964
Accumulated depreciation	(308,210)	(324,995)
	$208,298	$208,969

Note 7 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by business segment, are as follows (in thousands):

	Pharmacy Services	CRO Services	Total
Balance as of January 1, 2009
Goodwill	$4,121,208	$90,013	$4,211,221

Goodwill acquired in the year
ended December 31, 2009	38,495	-	38,495
Other	21,789	2,190	23,979

Balance as of December 31, 2009
Goodwill	4,181,492	92,203	4,273,695

Goodwill acquired in the year
ended December 31, 2010	80,596	-	80,596
Impairment losses	-	(90,628)	(90,628)
Other	1,970	(1,575)	395

Balance as of December 31, 2010
Goodwill	4,264,058	90,628	4,354,686
Accumulated impairment losses	-	(90,628)	(90,628)
Goodwill, net of impairment	$4,264,058	$-	$4,264,058

Adverse conditions in the CRO market have led to lower than anticipated levels of new business being added as well as early project terminations by clients and client-driven delays in the commencement of certain projects resulting in lower than expected operating profits and cash flows for this business.  Management anticipated a turnaround in its CRO Services business in the third quarter of 2010 based on various restructuring activities enacted in late 2009 and during the first half of 2010 (e.g., reductions-in-force, location consolidation, etc.).  Based on the unanticipated continuation of the decline in operating performance during the third quarter of 2010, coupled with the revised outlook, the Company’s earnings outlook for the CRO business has been reduced.  As a result, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangible assets related to its CRO Services reporting unit outside of its normal fourth quarter test period.  Based on the results of the tests performed, the Company recorded a goodwill impairment charge in its CRO Services segment of approximately $91 million in the third quarter of 2010.

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

The Company performed its annual goodwill impairment analysis for the years ended December 31, 2010 and 2009 and, except for the aforementioned CRO goodwill impairment charge in 2010, Omnicare concluded that goodwill had not been impaired.

The table below presents the Company’s other identifiable intangible assets at December 31, 2010 and 2009, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

				December 31, 2010
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Amount
Customer relationship assets	8.5	-	15	$397,091	$(188,758)	$208,333
Trademark and trade names		-		39,672	(13,300)	26,372
Non-compete agreements	4.5	-	15	48,756	(24,835)	23,921
Technology assets	8	-	11.4	11,899	(7,859)	4,040
Other	10	-	15	328	(236)	92
Total				$497,746	$(234,988)	$262,758

				December 31, 2009
				Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets				$377,471	$(154,029)	$223,442
Trademark and trade names				37,709	-	37,709
Non-compete agreements				49,859	(23,689)	26,170
Technology assets				18,178	(8,424)	9,754
Other				360	(282)	78
Total				$483,577	$(186,424)	$297,153

Amortization expense related to identifiable intangible assets was $39.3 million, $39.6 million and $37.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Omnicare’s trademark and trade names constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of the authoritative guidance regarding goodwill and other intangible assets.  Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.  The Company performed its annual assessment for the year ended December 31, 2010, and concluded that certain trade names of the business were impaired and, accordingly, recorded an impairment loss of approximately $13.3 million in the fourth quarter of 2010, due to revisions in forecasted cash flows associated with those trade name intangible assets.  The fair value at December 31, 2010 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

The Company also recorded other asset impairment charges of approximately $10 million in the three months and year ended December 31, 2010, primarily to write-off certain technology assets that were abandoned, and related non–compete agreement assets.  The fair value at December 31, 2010 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2010 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2011	$41,915
2012	40,582
2013	35,582
2014	34,155
2015	26,885

Note 8 – Fair Value

The Company’s assets and (liabilities) measured at fair value as of December 31, 2010 and 2009 were as follows (in thousands):

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis: (1)
Rabbi trust assets (2)	$85,741	$85,741	$-	$-
7.75% interest rate swap agreement - fair value hedge (3)	$(829)	$-	$(829)	$-
6.875% interest rate swap agreement - fair value hedge (3)	(3,461)	-	(3,461)	-
Derivatives (4)	-	-	-	-
Total	$(4,290)	$-	$(4,290)	$-

		Based on
		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis: (1)
Rabbi trust assets (2)	$133,040	$133,040	$-	$-
6.125% interest rate swap agreement - fair value hedge (3)	3,595	-	3,595	-
Derivatives (4)	-	-	-	-
Total	$136,635	$133,040	$3,595	$-

See further discussion of Omnicare’s application of the authoritative guidance for fair value measurements, including clarification of Levels 1, 2 and 3, at the “Fair Value of Financial Instruments” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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
(2) The fair value of restricted funds held in trust (rabbi trust assets) for settlement of the Company’s pension obligations are based on quoted market prices in an active market of the investments held by the trustee.
(3) The fair value of the Company’s interest rate swap agreements are valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, these swaps are categorized within Level 2 of the hierarchy.  The Company’s swap agreements are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.
(4) The Company’s derivative instruments are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market (Level 1) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2010		December 31, 2009
Financial Instrument:	Book Value	Market Value	Book Value	Market Value

6.125% senior subordinated notes, due 2013, gross	$250,000	$251,300	$250,000	$248,000
6.75% senior subordinated notes, due 2013	-	-	225,000	219,500
6.875% senior subordinated notes, due 2015	525,000	535,500	525,000	528,500
7.75% senior subordinated notes, due 2020, gross	400,000	415,000	-	-

3.75% convertible senior subordinated notes, due 2025
Carrying value	353,505	-	-	-
Unamortized debt discount	221,495	-	-	-
Principal amount	575,000	636,400	-	-

4.00% junior subordinated convertible debentures, due 2033
Carrying value	201,282	-	199,071	-
Unamortized debt discount	143,718	-	145,929	-
Principal amount	345,000	266,900	345,000	254,400

3.25% convertible senior debentures, due 2035
Carrying value	370,837	-	773,120	-
Unamortized debt discount	81,663	-	204,380	-
Principal amount	452,500	427,600	977,500	801,600

Note 9 – Leasing Arrangements

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2010 (in thousands):

Year ended
December 31,
2011	$36,397
2012	31,568
2013	26,400
2014	22,426
2015	14,492
Later years	18,232
Total minimum payments required	$149,515

The Company has approximately $1 million in aggregate minimum rentals scheduled to be received in the future under non-cancelable subleases as of December 31, 2010, which would serve to partially reduce the total minimum payments required as presented in the table above.

Total rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008 were $62.8 million, $69.1 million and $75.5 million, respectively.

Note 10 – Debt

A summary of debt follows (in thousands):
	December 31,
	2010	2009
Revolving loans, due 2015	$-	$-
Senior term A loan, due 2010	-	125,000
6.125% senior subordinated notes, due 2013	250,000	250,000
6.75% senior subordinated notes, due 2013	-	225,000
6.875% senior subordinated notes, due 2015	525,000	525,000
7.75% senior subordinated notes, due 2020	400,000	-
3.75% convertible senior subordinated notes, due 2025	575,000	-
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	977,500
Capitalized lease and other debt obligations	13,961	6,524
Subtotal	2,561,461	2,454,024
Add (subtract) interest rate swap agreements	(4,290)	3,595
(Subtract) unamortized debt discount	(446,876)	(350,309)
(Subtract) current portion of debt	(3,537)	(127,071)
Total long-term debt, net	$2,106,758	$1,980,239

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2010 (in thousands):

Year ended
December 31,
2011	$3,537
2012	3,210
2013	253,210
2014	2,974
2015	526,017
Later years	1,772,513
Total debt payments	$2,561,461

Total cash interest payments made for the years ended December 31, 2010, 2009 and 2008 were $110.3 million, $115.6 million and $135.1 million, excluding early redemption and tender premium payments.  As of December 31, 2010, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Revolving Loans
On May 18, 2010, the Company entered into a $400 million senior secured revolving credit facility, maturing on May 18, 2015 (the “Revolving Credit Facility”).  The Revolving Credit Facility includes letter of credit and swingline sublimits and is available up to the lesser of $400 million or a borrowing base of 50% of the Company’s accounts receivable, subject to certain eligibility criteria.  There were approximately $20 million of letters of credit outstanding as of December 31, 2010 which have been deemed to be letters of credit issued under the Revolving Credit Facility.  The interest rate applicable to the Revolving Credit Facility will be, at the Company’s option, a floating base rate, plus an applicable margin, or the London interbank offered rate (or LIBOR), plus an applicable margin.  As of December 31, 2010, the applicable margins were set at 2.00% with respect to floating base rate loans and 3.00% with respect to LIBOR loans.  The applicable margins for the Revolving Credit Facility may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Revolving Credit Facility.  The Revolving Credit Facility is guaranteed by the Company’s subsidiaries, subject to certain exceptions, and secured by substantially all of the Company’s and the guarantors’ accounts receivable.  The Revolving Credit Facility contains certain financial covenants requiring maintenance of certain fixed charge coverage and leverage ratios, and customary affirmative and negative covenants.  In connection with entering into the Revolving Credit Facility, the Company deferred $8.9 million in debt issuance costs, of which approximately $1.1 million was amortized to expense in the year ended December 31, 2010.

On May 18, 2010, in connection with entering into the new Revolving Credit Facility, the Company’s existing credit agreement, dated as of July 28, 2005, (the “2005 Credit Facility”), was terminated.  All amounts outstanding under the senior term A loan component of the 2005 Credit Facility were paid off on May 18, 2010, and the $800 million revolving credit facility component of the 2005 Credit Facility was terminated.  In connection with the termination of the 2005 Credit Facility, the Company wrote off the remaining debt issuance costs to interest expense, which amount was not significant.  The Company amortized to expense approximately $1 million and $3 million of these deferred debt issuance costs during the years ended December 31, 2009 and 2008, respectively.

6.125% Senior Subordinated Notes
The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013 (the “6.125% Notes”).  In connection with the issuance of the 6.125% Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.7 million was amortized to expense in each of the three years ended December 31, 2010.  The 6.125% Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In connection with its offering of the 6.125% Notes, the Company entered into an interest rate swap agreement with respect to all $250 million of the aggregate principal amount of the 6.125% Notes (the “6.125% Swap Agreement”).  In the second quarter of 2010, the counterparties to the interest rate swap agreement on the 6.125% Senior Notes terminated the swap agreement, effective June 1, 2010.  In connection with terminating the 6.125% Swap Agreement, the counterparties paid the Company approximately $2.6 million, which is being amortized as a reduction to interest expense over the remaining term of the 6.125% Notes.  As such, the Company began paying interest at the 6.125% stated rate effective June 1, 2010.  Under the 6.125% Swap Agreement, which hedged against exposure to long-term U.S. dollar interest rates, the Company received a fixed rate of 6.125% and paid a floating rate based on LIBOR with an interest period of six months, plus a spread of 2.27%.  The floating rate was determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.

On January 10, 2011, Omnicare redeemed $75 million aggregate principal amount of its outstanding 6.125% Notes.

6.75% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Notes”).  In connection with the issuance of the 6.75% Notes, the Company deferred $4.6 million in debt issuance costs, of which approximately $0.3 million was amortized to expense in the year ended December 31, 2010 and $0.6 million was amortized to expense in each of the years ended December 31, 2009 and 2008, respectively.  The 6.75% Notes contained certain affirmative and negative covenants and events of default customary for such instruments.

On May 3, 2010, Omnicare commenced a tender offer (the “6.75% Tender Offer”) for cash to purchase any and all of the $225 million outstanding principal amount of its 6.75% Notes.  On May 20, 2010, Omnicare purchased approximately $217 million aggregate principal amount of its outstanding 6.75% Notes (approximately 96% of the total outstanding principal amount) pursuant to the 6.75% Tender Offer.  Total consideration, excluding accrued and unpaid interest, for each $1,000 principal amount of the 6.75% Notes was $1,033.75, which included a $30 early tender payment.  On June 1, 2010, Omnicare called for redemption the 6.75% Notes that remained outstanding following the tender offer at a redemption price of 103.375% per $1,000 principal amount, plus accrued and unpaid interest to but not including the redemption date.  The redemption was completed on July 1, 2010.

In connection with the purchase of the 6.75% Notes, the Company incurred early redemption fees of $7.6 million and the write-off of debt issuance costs of $2.1 million, both of which were recorded in interest expense in the second quarter of the year ended December 31, 2010.  Additionally, the Company incurred approximately $0.4 million of professional fees associated with the purchase of the 6.75% Notes, which were recorded in selling, general and administrative expenses of the year ended December 31, 2010.

7.75% Senior Subordinated Notes
On May 18, 2010, Omnicare, Inc. completed its offering of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020, (the “7.75% Notes”).  In connection with the issuance of the 7.75% Notes, the Company deferred $9.6 million in debt issuance costs, of which approximately $0.6 million was amortized to expense in the year ended December 31, 2010.  The 7.75% Notes contain certain restrictive covenants and events of default customary for such instruments.  The 7.75% Notes are guaranteed by the Company’s subsidiaries, subject to certain exceptions.

In connection with its offering of the 7.75% Notes, the Company entered into the 7.75% Swap Agreement.  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 7.75% Notes at the floating rate.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.32% as of December 31, 2010.  The 7.75% Swap Agreement, which matches the terms of the 7.75% Notes, is designated and accounted for as a fair value hedge.  Accordingly, changes in the fair value of the 7.75% Swap Agreement are offset by changes in the recorded carrying value of the related 7.75% Notes.  The fair value of the 7.75% Swap Agreement, approximately $(0.8) million at December 31, 2010, is recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Notes.

6.875% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% Senior Subordinated Notes (the “6.875% Notes”).  In connection with the issuance of the 6.875% Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2010, 2009 and 2008, respectively.  The 6.875% Notes contain certain affirmative and negative covenants and events of default customary for such instruments.

In December 2010, the Company entered into a Swap Agreement on all $525 million of aggregate principal amount of the 6.875% Notes (“the 6.875% Swap Agreement”).  Under the 6.875% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.875% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 4.128%.  The 6.875% Swap Agreement is designated and accounted for as a fair value hedge.  Accordingly, changes in the fair value of the 6.875% Swap Agreement are offset by changes in the recorded carrying value of the related 6.875% Notes.  The fair value of the 6.875% Swap Agreement, approximately $(3.5) million at December 31, 2010, is recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 6.875% Notes.

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

Series B 4.00% Junior Subordinated Convertible Debentures

On March 8, 2005, the Company completed the exchange of $333,766,950 aggregate liquidation amount of the Old Trust PIERS (representing 96.7% of the total liquidation amount of the Old Trust PIERS outstanding) for an equal amount of the New Trust PIERS, plus an exchange fee of $0.125 per $50 stated liquidation amount of Old Trust PIERS.  Each New Trust PIERS represents an undivided beneficial interest in the assets of the New Trust, which assets consist solely of a corresponding amount of Series B 4.00% junior subordinated convertible debentures (the “4.00% Convertible Debentures”) issued by the Company with a stated maturity of June 15, 2033.  The Company has fully and unconditionally guaranteed the securities of the New Trust.  Subsequent to the completion of the exchange offering and at period end, the Company has $333,766,950 of 4.00% Convertible Debentures outstanding.

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

As of December 31, 2010 and 2009, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the 4.00% Convertible Debentures have been classified as long-term debt on the December 31, 2010 and 2009 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the 4.00% Convertible Debentures, the Company has deferred $6.1 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in each of the years ended December 31, 2010, 2009 and 2008.

3.25% Convertible Senior Debentures
On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, and optional repurchase right of holders on, December 15, 2015, at par) (the “3.25% Convertible Debentures").  The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price.  The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year.  The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures.  Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $17.6 million in debt issuance costs, of which approximately $2 million was amortized to expense for the years ended December 31, 2010, 2009 and 2008.

On November 17, 2010, Omnicare commenced a tender offer (the “3.25% Tender Offer”) for cash to purchase up to $525 million of its outstanding 3.25% Convertible Debentures.  On December 16, 2010, Omnicare purchased $525 million aggregate principal amount of its outstanding 3.25% Convertible Debentures pursuant to the 3.25% Tender Offer.  Total consideration required to complete the purchase, including accrued and unpaid interest, was approximately $498.8 million.  After giving effect to the purchase of the tendered debentures, $452.5 million aggregate principal amount of the 3.25% Convertible Debentures remain outstanding.  In connection with the purchase of the 3.25% Convertible Debentures, the Company incurred the write-off of debt issuance costs of $4.6 million, which were recorded in interest expense for the three months and year ended December 31, 2010.

Further, in connection with the extinguishment of $525 million of 3.25% Convertible Debentures, the Company was required to recognize an accounting loss of $25.6 million due to its application of the authoritative guidance for extinguishments of convertible debt.  The Company also incurred $1.3 million of professional fees associated with the purchase of the 3.25% Convertible Debentures.  The aforementioned loss on extinguishment and related professional fees were recorded in “Other Miscellaneous Charges” caption of its Consolidated Statement of Income, during the three months and year ended December 31, 2010.

3.75% Convertible Senior Subordinated Notes
On December 7, 2010, Omnicare completed its offering of $575 million aggregate principal amount of 3.75% convertible senior subordinated notes due 2025 (the “3.75% Convertible Notes”).  The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The initial conversion rate is 36.4409 shares of common stock per $1,000 principal amount of 3.75% Convertible Notes (equivalent to an initial conversion price of approximately $27.44 per share), subject to adjustment in certain circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is a 23.5% premium to the $22.22 closing price of the Company's common stock on December 1, 2010.  The 3.75% Convertible Notes are guaranteed by the Company’s subsidiaries, subject to certain excluded subsidiaries.  Embedded in the 3.75% Convertible Notes are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.75% Convertible Notes were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.75% Convertible Notes, the Company has deferred approximately $9.4 million in debt issuance costs, of which approximately $0.1 million was amortized to expense for the year ended December 31, 2010.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2010, 2009 and 2008 of $30.3 million, $28.5 million and $26.3 million, respectively ($147.6 million cumulative as of December 31, 2010).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

The Company has three convertible debentures, the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  Issuers of convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and equity balances are as follows (in thousands):

	December 31,
	2010	2009
Carrying value of equity component	$619,223	$441,318

Principal amount of convertible debt	$1,372,500	$1,322,500
Unamortized debt discount	(446,876)	(350,309)
Net carrying value of convertible debt	$925,624	$972,191

As of December 31, 2010, the remaining amortization period for the debt discount was approximately 22.5, 5 and 15 years for the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes, respectively.

The effective interest rates for the liability components of the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes were 8.01%, 7.625% and 8.25%, respectively.

Note 11 – Stock-Based Compensation

Stock-Based Compensation Plans

During 2004, stockholders of the Company approved the 2004 Stock and Incentive Plan (the “2004 Plan”), under which the Company is authorized to grant equity-based and other incentive compensation to employees, officers, directors, consultants and advisors of the Company in an amount aggregating up to 10.0 million shares of Company common stock.  Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan.

Prior to the 2004 Plan, the Company had the 1998 Long-Term Employee Incentive Plan and the 1992 Long-Term Stock Incentive Plan, all of which no longer issue stock-based incentives but which had outstanding awards at December 31, 2010.

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

Stock Awards

Non-vested stock awards are granted at the discretion of the Compensation, Nominating and Governance Committee of the Board of Directors.  These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically three to ten-year periods (vesting on a straight-line basis), or a seven-year period (with a greater proportion vesting in the latter years).  Unrestricted stock awards are granted annually to all members of the Board of Directors, and non-employee directors also receive non-vested stock awards that generally vest on the third anniversary of the date of grant.  The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

Stock-Based Compensation

The Company uses the Black-Scholes options pricing model to determine the fair value of stock options on the grant date, which is affected by Omnicare’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include Omnicare’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, the risk-free interest rate and the stock’s dividend yield.

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

The assumptions used to value stock options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Expected volatility	35%	35%	35%
Risk-free interest rate	1.0%	2.2%	2.2%
Expected dividend yield	0.5%	0.4%	0.4%
Expected term of options (in years)	4.9	4.8	4.7
Weighted average fair value per option	$7.54	$8.16	$7.56

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2010 is approximately $5.4 million and $32.4 million (including the stock option and restricted stock award separation costs disclosed at the “Separation, Benefit Plan Termination and Related Costs” note of the Notes to Consolidated Financial Statements), approximately $5.3 million and $19.3 million for the year ended December 31, 2009, and approximately $5.0 million and $22.5 million for the year ended December 31, 2008, respectively.

As of December 31, 2010, there was approximately $59 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 5 years.  The total grant date fair value of shares vested during the year ended December 31, 2010 related to stock options and stock awards was approximately $3.7 million  and $41.1  million (including the aforementioned separation costs), respectively.

General Stock Option Information

A summary of stock option activity under the plans for the year ended December 31, 2010, is presented below (in thousands, except exercise price data):

	2010
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	6,323	$32.50
Options granted	122	25.87
Options exercised	(386)	17.18
Options forfeited	(642)	33.93
Options outstanding, end of year	5,417	33.28
Options exercisable, end of year	4,872	$34.11

The total exercise date intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $3.6 million, $10.4 million and $3.6 million, respectively.

The following summarizes information about stock options outstanding and exercisable as of December 31, 2010 (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.46 - $23.17	706	1.71	$20.21	618	0.84	$19.98
23.18 - 30.90	2,589	3.13	26.40	2,187	2.19	26.59
30.91 - 38.61	95	4.72	35.15	57	3.55	35.86
38.62 - 61.79	2,027	2.93	46.52	2,010	2.91	46.57
$15.46 - $61.79	5,417	2.90	$33.28	4,872	2.33	$34.11

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the year ended December 31, 2010, is presented below (in thousands, except fair value data):

	2010
	Shares	Weighted Average Grant Date Price
Nonvested shares, beginning of year	2,595	$29.52
Shares awarded	1,421	24.57
Shares vested	(1,337)	30.78
Shares forfeited	(294)	27.84
Nonvested shares, end of year	2,385	$26.07

Note 12 - Separation, Benefit Plan Termination and Related Costs

Separation Costs:
On August 2, 2010, the Company announced that Joel F. Gemunder ("JFG") retired from his positions as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective July 31, 2010.  The JFG Separation Agreement provides that, in accordance with Mr. Gemunder's employment agreement, Mr. Gemunder receives an aggregate cash severance of approximately $16.2 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Mr. Gemunder earns interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Mr. Gemunder was also paid for unused and accrued vacation time.

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

On August 2, 2010, the Company also announced that Cheryl D. Hodges ("CDH"), Senior Vice President and Secretary of the Company, resigned from the Company effective July 31, 2010.  The CDH Separation Agreement provides that, in accordance with Ms. Hodges' employment agreement, Ms. Hodges receives an aggregate cash severance of approximately $2.1 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Ms. Hodges earns interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Ms. Hodges was also paid for unused and accrued vacation time.

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

Year ended
December 31, 2010
Severance	$18,351
Restricted stock awards	15,934
Stock options	1,234
Interest expense	3,218
Accrued vacation	226
Company's share of employment taxes	610
Total separation costs	$39,573

Benefit Plan Termination and Related Costs:
See additional information at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

Note 13 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds.  Several of the plans were adopted in connection with certain of the Company’s acquisitions.  The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”).  The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2010, 2009 and 2008 was $6.0 million, $6.9 million and $6.8 million, respectively.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the “Qualified Plan”).  Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994.

The Company also had an excess benefit plan (“EBP”) that provides retirement payments to certain headquarters employees in amounts generally consistent with what they would have received under the Qualified Plan.  The retirement benefits provided by the EBP are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the IRC.  On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan.  See additional information at the “Plan curtailment” and “Benefit plan termination and related costs” section of this Note.

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

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):
	For the years ended December 31,
Net Periodic Pension Cost (Pre-tax):	2010	2009	2008
Service cost	$2,226	$1,499	$5,121
Interest cost	3,323	5,997	9,542
Amortization of deferred amounts
(primarily prior actuarial losses)	4,891	1,000	14,694
Return on assets	(224)	(242)	(483)
Net periodic pension cost	10,216	8,254	28,874
Benefit plan termination and related costs (see below)	25,187	-	-
Net periodic pension costs and benefit plan termination and related costs	35,403	8,254	28,874

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Pre-tax):
Net loss (gain), net of curtailment	(49,463)	40,342	(71,435)
Amortization of net (loss)	(4,891)	(1,000)	(14,680)
Amortization of prior service cost	-	-	(14)
Total loss (gain) recognized in other comprehensive income	(54,354)	39,342	(86,129)

Total loss (gain) recognized in net periodic pension cost and other comprehensive income	$(18,951)	$47,596	$(57,255)

Plan curtailment
As a result of plan curtailments, the projected benefit obligation of the Excess Benefit Plan was remeasured as of July 31, 2010 and September 30, 2010, resulting in a pretax increase to other comprehensive income of approximately $23.3 million during the 2010 year.

Benefit plan termination and related costs
On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan (“the Plan”) which was not a qualified plan under the Internal Revenue Code of 1986, as amended.  As a result of the termination, each active participant’s terminated plan liability was determined, based primarily on the participant’s compensation and duration of employment, as of September 30, 2010.  Partial payments were made to non-active participants through September 30, 2010, with remaining payments to be made at varying times spanning through September 2012.  As a result of the Plan termination, the Company recognized a one-time charge to expense of approximately $25 million in the third quarter of 2010 for benefit plan termination and related costs, primarily comprised of the recognition of previously deferred actuarial losses.

As of December 31, 2010, the Company had approximately $75 million in notes payable remaining to participants, recorded in “Other current liabilities” on the Consolidated Balance Sheets.  These notes payable were fully funded as of December 31, 2010 with rabbi trust assets, having a fair value of approximately $86 million, invested for the purpose of satisfying these obligations.

Approximately $58 million of payments were made during 2010 to three former executives (Joel F. Gemunder, Cheryl D. Hodges and Patrick E. Keefe) relating to the Plan (using funds obtained upon the liquidation of a portion of the rabbi trust assets).  Notes payable related to Mr. Gemunder and Ms. Hodges of approximately $66 million remain as of December 31, 2010 (included in the aforementioned $75 million), and were paid in full in February 2011.  In addition, under the terms of the related separation agreements, Mr. Gemunder and Ms. Hodges earned interest on their unpaid benefit plan amounts at a rate of 8.75% per annum until the final payments were made in February 2011.  In connection with the funding of the payments in 2010 to the former executives, the Company recorded a gain of approximately $3.6 million on rabbi trust assets liquidated to make the payments.

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2011 year is approximately $0.1 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2010	2009	2008
Discount rate	3.8%	5.6%	5.8%
Rate of increase in compensation levels	15.0%	10.0%	25.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2010	2009	2008
Discount rate	5.4%	3.8%	5.6%
Rate of increase in compensation levels	N/A	15.0%	10.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index.  It should be noted that the actuarial calculation is highly dependent upon the stock price on the date(s) of stock award vesting and, accordingly, can fluctuate significantly with changes in Omnicare’s stock price.  The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.

Obligations and Funded Status
(in thousands):
	For the years ended December 31,
Change in Plan Assets:	2010		2009
Fair value of plan assets at end of prior year	$3,917	(1)	$4,029
Actual return on plan assets	291		(68)
Employer contributions	-		60
Benefits paid	(127)		(104)
Fair value of plan assets at end of year	$4,081	(1)	$3,917	(1)

Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$157,120		$109,696
Plan curtailment	(23,359)		-
Establishment of notes payable	(86,389)		-
Service cost	2,226		1,499
Interest cost	3,323		5,997
Actuarial loss/(gain)	(827)		40,032
Benefits paid	(47,060)		(104)
Projected benefit obligation at end of year	$5,034		$157,120

Funded Status:
Projected benefit obligation in excess of plan assets	$(953)	(1)	$(153,203)	(1)

Accumulated benefit obligation at end of year	$5,034	$127,264

(1)
In addition to the irrevocable trust assets presented at fair value based on the quoted market prices of the investments held by the trustee in the table above, the Company has invested additional funds for settlement of the Company’s pension obligations in rabbi trusts, which totaled $133 million as of December 31, 2009.  Since rabbi trust assets do not serve to offset the Company’s pension obligation for accounting purposes per U.S. GAAP, the funded status above has been reflected as the difference between the projected benefit obligation for all plans and the irrevocable trust plan assets of the Qualified Plan.

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):
	December 31,
	2010	2009
Current liabilities	$-	$17,252
Noncurrent liabilities	953	135,951
Total	$953	$153,203

Amounts Recognized in Accumulated Other Comprehensive Income (Pretax) Consist of:
Net loss	$950	$55,530
Prior service cost	-	-
Total	$950	$55,530

Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
(in thousands):
	December 31,
	2010	2009
Qualified Plan:
Projected benefit obligation	$5,034	$6,242
Accumulated benefit obligation	5,034	6,242
Fair value of plan assets (1)	4,081	3,917

EBP Plan:
Projected benefit obligation	-	150,878
Accumulated benefit obligation	-	121,022
Fair value of plan assets (1)	-	-

Grand Totals:
Projected benefit obligation	5,034	157,120
Accumulated benefit obligation	5,034	127,264
Fair value of plan assets (1)	4,081	3,917

(1)	See "Obligations and Funded Status" table of this note for further discussion.

No funding is anticipated to be necessary in 2011 relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2010 are estimated as follows (in thousands):

2011	$149
2012	186
2013	192
2014	207
2015	230
Years 2016 - 2020	1,354

Note 14 – Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2010	2009	2008
Current provision	$(13,361)	$5,795	$39,984
Deferred provision	25,160	91,728	57,286
Total income tax provision from continuing operations	$11,799	$97,523	$97,270

Tax benefits related to the exercise of stock options and stock awards have been credited (debited) to paid-in capital in amounts of $(1.2) million, $1.8 million and $(1.2) million for 2010, 2009 and 2008, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the statutory rate of 35% is explained in the following table (in thousands):
	For the years ended December 31,
	2010		2009		2008
Federal income tax at the statutory rate	$(25,897)	35.0%	$116,319	35.0%	$84,628	35.0%
State, local and foreign income taxes, net of federal income tax benefit	(999)	1.4	10,591	3.2	5,221	2.1
Reduction for tax positions settled, net of federal income tax benefit	(12,395)	16.8	(38,071)	(11.5)	(558)	(0.2)
Goodwill impairment	35,346	(47.8)	-	-	-	-
Settlements	12,620	(17.1)	5,307	1.6	7,500	3.1
Other, net (including tax accrual adjustments)	3,124	(4.2)	3,377	1.0	479	0.2
Total income tax provision from continuing operations	$11,799	(15.9)%	$97,523	29.3%	$97,270	40.2%

Income tax payments, net, amounted to $23.8 million, $60.9 million and $13.6 million in 2010, 2009 and 2008, respectively.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Accounts receivable reserves	$135,663	$113,040
Net operating loss (“NOL”) carryforwards	83,990	86,125
Accrued liabilities	96,646	94,200
Pension obligations	29,274	60,035
Other	14,832	13,963
Gross deferred tax assets, before valuation allowances	360,405	367,363
Valuation allowances	(17,737)	(20,285)
Gross deferred tax assets, net of valuation allowances	$342,668	$347,078

Amortization of intangibles	$533,054	$486,785
Contingent convertible debentures interest	322,610	248,480
Fixed assets and depreciation methods	32,835	29,197
Subsidiary stock basis	12,240	12,259
Current and noncurrent assets	7,334	5,043
Other	20,237	23,361
Gross deferred tax liabilities	$928,310	$805,125

As of December 31, 2010, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling approximately $84 million ($38 million federal, $45 million state and $1 million foreign).  These NOLs will expire, in varying amounts, beginning in 2011 through 2030.  The potential future tax benefits of the NOLs have been offset by $17.7 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
At January 1, 2010, the Company had gross unrecognized tax benefits of $28.6 million and ended the year with gross unrecognized tax benefits of $19.0 million.  A reconciliation of the beginning and ending of year amount of unrecognized tax benefit is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits at beginning of year	$28,622	$67,471	$78,199
Additions based on tax positions related to the current year	1,737	984	3,108
Additions for tax positions of prior years	3,100	1,251	5,159
Reductions for tax positions of prior years	(1,727)	(2,414)	(11,906)
Settlement reductions	-	(2,042)	(1,517)
Reductions for tax positions settled through the expirations of the statute of limitations	(12,770)	(36,628)	(5,572)
Unrecognized tax benefits at end of year	$18,962	$28,622	$67,471

Included in the balance at December 31, 2010 are $13.9 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate.  The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant unrecognized amounts.  However, it is reasonably possible that $2.0 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses.  During the year ended December 31, 2010, the Company recognized approximately $(1.8) million in interest, net of federal tax benefit, and penalties.  The Company had approximately $3.9 million for the payment of interest and penalties accrued at December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2006.

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
	Income (loss)	Common Shares	Per Common
2010:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Loss from continuing operations	$(85,790)		$(0.74)
Loss from discontinued operations	(20,319)		(0.17)
Net loss	(106,109)	116,348	$(0.91)
Effect of Dilutive Securities (see below)
4.00% junior subordinated convertible debentures	-	-
Stock options, warrants and awards	-	-
Diluted EPS
Loss from continuing operations plus assumed conversions	(85,790)		$(0.74)
Loss from discontinued operations	(20,319)		(0.17)
Net loss plus assumed conversions	$(106,109)	116,348	$(0.91)

2009:
Basic EPS
Income from continuing operations	$234,816		$2.01
Loss from discontinued operations	(22,893)		(0.20)
Net income	211,923	117,094	$1.81
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	275
Stock options, warrants and awards	-	408
Diluted EPS
Income from continuing operations plus assumed conversions	235,100		$2.00
Loss from discontinued operations	(22,893)		(0.19)
Net income plus assumed conversions	$212,207	117,777	$1.80

2008:
Basic EPS
Income from continuing operations	$144,526		$1.23
Income from discontinued operations	(4,053)		(0.03)
Net income	140,473	117,466	$1.20
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	279	275
Stock options, warrants and awards	-	572
Diluted EPS
Income from continuing operations plus assumed conversions	144,805		$1.22
Income from discontinued operations	(4,053)		(0.03)
Net income plus assumed conversions	$140,752	118,313	$1.19

During the years ended December 31, 2010, 2009 and 2008, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 6.6 million, 6.2 million and 6.5 million, respectively.  The year ended December 31, 2010 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s other potentially dilutive instruments, representing an additional 0.6 million of potentially dilutive shares, were anti-dilutive during these periods, due to the net loss incurred.

Note 16 – Restructuring and Other Related Charges

Company-wide Reorganization Program:
During 2010, the Company initiated a “Company-wide Reorganization Program”, including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  .  The program is anticipated to be completed in 2011 and is currently estimated to result in restructuring and other related charges of approximately $13 million, the majority of which is anticipated to be incurred in the Pharmacy and Corporate segments, and is largely related to severance and employee buyout costs, which will primarily be operating expense related.  In implementing these initiatives, the Company recorded restructuring charges of approximately $3 million in the year ended December 31, 2010.

Details of the Company-wide Reorganization Program restructuring related charges follow (pretax, in thousands):

	2010	Utilized	Balance at
	Provision/	during	December 31,
	Accrual	2010	2010
Restructuring charges:
Employee severance pay	$446	$(141)	$305
Employment agreement buy-outs	2,733	(933)	1,800
Professional fees, facility exit costs and other	91	(91)	-
Total restructuring charges	$3,270	$(1,165)	$2,105

Omnicare Full Potential Program:
In 2006, the Company commenced the implementation of the “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth, which was substantially completed in 2010.  The Omnicare Full Potential Plan optimized resources across the entire organization through implementing best practices, including the realignment and right-sizing of functions, and a “hub-and-spoke” model, whereby certain key administrative and production functions were transferred to regional support centers (“hubs”) specifically designed and managed to perform these tasks, with local pharmacies (“spokes”) focusing on time-sensitive services and customer-facing processes.  Additionally, in connection with this productivity enhancement initiative, the Company also performed right-sizing and consolidation of certain CRO operations.

The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $25 million, $29 million and $36 million during the years ended December 31, 2010, 2009 and 2008, respectively, or cumulative aggregate restructuring and other related charges of approximately $137 million through 2010.  The Company eliminated approximately 2,700 positions in completing the Omnicare Full Potential program.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges were primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at	2008	Utilized	Balance at	2009
	December 31,	Provision/	during	December 31,	Provision/
	2007	Accrual	2008	2008	Accrual
Restructuring charges:
Employee severance	$35	$4,578	$(4,613)	$-	$12,524
Employment agreement buy-outs	1,199	337	(1,501)	35	135
Lease terminations	3,128	9,513	(3,756)	8,885	5,437
Other assets, fees and facility exit costs	1,858	15,897	(15,361)	2,394	5,492
Total restructuring charges	$6,220	30,325	$(25,231)	$11,314	23,588

Other related charges		5,459			5,567
Total restructuring and other related charges		$35,784			$29,155

	Utilized	Balance at	2010	Utilized	Balance at
	during	December 31,	Provision/	during	December 31,
	2009	2009	Accrual	2010	2010
Restructuring charges:
Employee severance	$(8,681)	$3,843	$11,770	$(12,754)	$2,859
Employment agreement buy-outs	(170)	-	-	-	-
Lease terminations	(5,319)	9,003	6,622	(6,719)	8,906
Other assets, fees and facility exit costs	(7,427)	459	4,460	(4,411)	508
Total restructuring charges	$(21,597)	$13,305	22,852	$(23,884)	$12,273

Other related charges			1,805
Total restructuring and other related charges			$24,657

As of December 31, 2010, the Company has made cumulative payments of approximately $38 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at December 31, 2010 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments and professional fees).  The provision/accrual and corresponding payment amounts relating to employee severance were accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

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

On December 13, 2010, a qui tam complaint entitled United States ex rel. Bartz v. Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson, Inc., Janssen Pharmaceutica, Inc. Janssen Pharmaceutica Products, LP, McKesson Corporation, McKesson Specialty Pharmaceutical, LLC and Omnicare, Inc., Civil Action No. 05-cv-6010, which had been filed under seal with the U.S. District Court in Philadelphia, Pennsylvania, was ordered unsealed by the court.  The complaint was brought by Scott Bartz, a former employee of Johnson & Johnson, Inc. as a private party qui tam relator on behalf of the federal government and several state and local governments.  The U.S. Department of Justice has notified the court that it has declined to intervene.  The action alleges civil violations of the False Claims Act based on allegations that Johnson & Johnson, Inc. and its affiliates provided the Company and McKesson with rebates, free drugs and other remuneration in order to limit Johnson & Johnson, Inc.’s rebate liability to Medicaid.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On September 15, 2010, Omnicare entered into settlement agreements, without any finding of wrongdoing or admission of liability, with the State of Michigan, the Commonwealth of Massachusetts and David M. Kammerer ("Relator"), relating to sealed qui tam litigation originally filed by Relator in Ohio federal court in August 2003.  The Company has paid $11.6 million pursuant to the Michigan settlement agreement and $9.45 million pursuant to the Massachusetts settlement agreement to resolve allegations of inappropriate billing, beginning in August 1997, under the states' usual and customary charge provisions.   The Company has paid Relator's expenses and attorneys' fees of $385,000.  The Company recorded provisions of $24.2 million for these payments, and a separate unrelated matter with another state which is still under review, in the quarter ended June 30, 2010.

On October 29, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court.  The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments.  The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute.  The U.S. Department of Justice has notified the court that it has declined to intervene in this action.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

The Drug Enforcement Administration ("DEA") is investigating alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company's pharmacies in Ohio.  The United States Attorney's Office, Northern District of Ohio ("AUSA"), is conducting an investigation relating to this matter, and may seek monetary penalties.  The AUSA is also conducting a criminal investigation of the Company and several current and former employees in connection with the DEA audits.  The Company is cooperating with these investigations and intends to vigorously defend itself if these matters are pursued.  The Company recorded a provision for this matter in the quarter ended December 31, 2010.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against the members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability.  The Company believes that the action is without merit and intends to continue to defend itself vigorously.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  The Company filed a motion to dismiss the amended complaint on October 6, 2010.  On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint.  The Company believes the allegations are without merit and intends to vigorously defend itself if pursued.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court.  The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action.  The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments.  The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes.  On December 1, 2010, Resnick filed a motion to withdraw as a relator, which the court granted on December 14, 2010.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District in Baltimore, Maryland in July 2009.  The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action.  The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments.  The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations.  These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006.  The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.

On November 2, 2009, following an investigation by the U.S. Attorney’s Office, District of Massachusetts, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, under which the Company paid the federal government and participating state governments $98 million plus interest from June 24, 2009 and related expenses to settle various alleged civil violations of federal and state laws concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts will need to be increased, and there can be no assurance that such pricing will not result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case.  On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings.  On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint.  On February 4, 2011, the defendants filed a motion to dimiss the second amended complaint with prejudice.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

The years ended 2010, 2009 and 2008 included a $113.7 million (including a $42.1 million charge in the fourth quarter), $77.4 million and $99.3 million charge, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states (including a $24.2 million charge in the second quarter of 2010) and regulatory agencies (including the Michigan and Massachusetts qui tams and the DEA matter), certain large customer and contract disputes (including a previously disclosed $23.1 million charge in the third quarter of 2010 related to its preliminary settlement of legal action against a group of its customers for the collection of past-due receivables); costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the Company’s lawsuit against United; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” of the Consolidated Statements of Income.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues.  Addressing these issues served to increase costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recoveries for these expenses continues to be reviewed by its outside advisors.  The company incurred increased costs/(credits) [net of recoveries] of approximately $(1.2) million, $(1.1) million and $6.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  The Company is also involved in various legal actions arising in the normal course of business.  At any point in time, the Company is in varying stages of discussions on these matters.  These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable.  Consequently, an estimate of the range of loss associated with certain actions cannot be made, and there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 18 – Segment Information

Based on the “management approach” as defined by the authoritative guidance for disclosures about segments of an enterprise and related information, Omnicare has two reportable segments.  The Company’s larger reportable segment is Pharmacy Services.  Pharmacy Services primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, data management services, medical supplies, and distribution and patient assistance services for specialty pharmaceuticals.  The Company’s customers are primarily skilled nursing, assisted living, hospice and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at December 31, 2010.  The Company’s other reportable segment is CRO Services.  Where applicable, operating segments have been aggregated giving consideration to the management approach.

The table below presents information about the segments as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the years ended December 31,
			Corporate
	Pharmacy	CRO	and	Consolidated
2010:	Services	Services	Consolidating	Totals
Net sales	$6,037,036	$109,176	$-	$6,146,212
Depreciation and amortization expense	(77,184)	(1,877)	(73,376)	(152,437)
Restructuring and other related charges	(10,534)	(10,762)	(6,631)	(27,927)
Settlement, litigation and other related charges	(113,709)	-	-	(113,709)
Goodwill and other asset impairment charges	(22,884)	(90,628)	-	(113,512)
Separation, benefit plan termination and related costs	-	-	(64,760)	(64,760)
Other miscellaneous operating expenses	(5,982)	-	(38,338)	(44,320)
Operating income (loss) from continuing operations	381,274	(109,895)	(189,722)	81,657
Total assets	6,656,103	59,568	647,742	7,363,413
Capital expenditures	(22,610)	(387)	(921)	(23,918)

2009:
Net sales	$6,009,502	$156,707	$-	$6,166,209
Depreciation and amortization expense	(81,611)	(1,882)	(56,083)	(139,576)
Restructuring and other related charges	(16,253)	(9,341)	(3,561)	(29,155)
Settlement, litigation and other related charges	(77,449)	-	-	(77,449)
Other miscellaneous operating expenses	(2,902)	-	(5,633)	(8,535)
Operating income (loss) from continuing operations	568,502	(3,578)	(94,382)	470,542
Total assets	6,741,983	164,122	417,999	7,324,104
Capital expenditures	(28,152)	(1,631)	(1,082)	(30,865)

2008:
Net sales	$6,002,395	$203,320	$-	$6,205,715
Depreciation and amortization expense	(80,010)	(1,836)	(56,147)	(137,993)
Restructuring and other related charges	(31,130)	(1,695)	(2,959)	(35,784)
Settlement, litigation and other related charges	(99,267)	-	-	(99,267)
Other miscellaneous operating expenses	(914)	-	-	(914)
Operating income (loss) from continuing operations	503,144	15,908	(118,031)	401,021
Total assets	6,896,243	171,442	382,560	7,450,245
Capital expenditures	(56,623)	(2,544)	(439)	(59,606)

The following summarizes net sales and long-lived assets, by geographic area, as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Net Sales			Long-Lived Assets
	2010	2009	2008	2010	2009	2008
United States	$6,102,249	$6,111,706	$6,133,448	$205,796	$206,404	$206,513
Foreign	43,963	54,503	72,267	2,502	2,565	2,014
Total	$6,146,212	$6,166,209	$6,205,715	$208,298	$208,969	$208,527

The determination of foreign sales is based on the country in which the sales originate.  No individual foreign country’s sales were material to the consolidated sales of Omnicare.

Note 19 – Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2010 and 2009 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
2010	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,524,234	$1,519,121	$1,544,445	$1,558,412	$6,146,212
Cost of sales	1,172,347	1,183,330	1,201,472	1,215,040	4,772,189
Gross profit	351,887	335,791	342,973	343,372	1,374,023
Selling, general and administrative expenses	193,890	196,782	201,877	198,282	790,831
Provision for doubtful accounts	22,025	21,012	22,751	71,519	137,307
Restructuring and other related charges	7,039	5,480	4,332	11,076	27,927
Settlement, litigation and other related charges	5,506	29,361	36,731	42,111	113,709
Goodwill and other asset impairment charges	-	-	90,628	22,884	113,512
Separation, benefit plan termination and related costs	-	-	64,760	-	64,760
Other miscellaneous operating expenses	2,260	1,796	4,687	35,577	44,320
Operating income (loss)	121,167	81,360	(82,793)	(38,077)	81,657
Investment income	1,664	1,105	4,096	2,745	9,610
Interest expense	(28,608)	(39,712)	(30,978)	(36,424)	(135,722)
Amortization of discount on convertible notes	(7,331)	(7,473)	(7,615)	(7,117)	(29,536)
Income (loss) from continuing operations before
income taxes	86,892	35,280	(117,290)	(78,873)	(73,991)
Income tax provision	32,592	13,879	(15,644)	(19,028)	11,799
Income (loss) from continuing operations	54,300	21,401	(101,646)	(59,845)	(85,790)
Loss from discontinued operations	(3,448)	(9,802)	(1,620)	(5,449)	(20,319)

Net income (loss)	$50,852	$11,599	$(103,266)	$(65,294)	$(106,109)

Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.46	$0.18	$(0.88)	$(0.52)	$(0.74)
Discontinued operations	(0.03)	(0.08)	(0.01)	(0.05)	(0.17)
Net income (loss)	$0.43	$0.10	$(0.89)	$(0.57)	$(0.91)

Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.46	$0.18	$(0.88)	$(0.52)	$(0.74)
Discontinued operations	(0.03)	(0.08)	(0.01)	(0.05)	(0.17)
Net income(loss)	$0.43	$0.10	$(0.89)	$(0.57)	$(0.91)
Dividends per common share	$0.0225	$0.0225	$0.0325	$0.0325	$0.11

Weighted average number of common shares outstanding:
Basic	117,763	117,434	115,554	114,685	116,348
Diluted	118,455	118,116	115,554	114,685	116,348

Comprehensive income (loss)	$51,877	$9,310	$(69,432)	$(67,310)	$(75,555)

Note 19 – Summary of Quarterly Results (Unaudited)-Continued

	First	Second	Third	Fourth	Full
2009	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,542,105	$1,540,507	$1,543,901	$1,539,696	$6,166,209
Cost of sales	1,152,870	1,169,593	1,177,701	1,171,042	4,671,206
Gross profit	389,235	370,914	366,200	368,654	1,495,003
Selling, general and administrative expenses	214,389	202,052	202,340	197,326	816,107
Provision for doubtful accounts	25,271	22,710	23,098	22,136	93,215
Restructuring and other related charges	6,917	5,883	6,295	10,060	29,155
Settlement, litigation and other related charges	41,665	28,357	1,739	5,688	77,449
Other miscellaneous operating expenses	3,474	3,831	699	531	8,535
Operating income	97,519	108,081	132,029	132,913	470,542
Investment income	2,407	1,032	1,202	5,029	9,670
Interest expense	(31,287)	(29,775)	(29,588)	(29,246)	(119,896)
Amortization of discount on convertible notes	(6,797)	(6,927)	(7,059)	(7,194)	(27,977)
Income from continuing operations before
income taxes	61,842	72,411	96,584	101,502	332,339
Income tax provision	29,614	30,417	17,838	19,654	97,523
Income from continuing operations	32,228	41,994	78,746	81,848	234,816
Loss from discontinued operations	(1,334)	(13,275)	(6,231)	(2,053)	(22,893)

Net income	$30,894	$28,719	$72,515	$79,795	$211,923

Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.28	$0.36	$0.67	$0.70	$2.01
Discontinued operations	(0.01)	(0.11)	(0.05)	(0.02)	(0.20)
Net income	$0.27	$0.25	$0.62	$0.68	$1.81

Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.28	$0.36	$0.67	$0.69	$2.00
Discontinued operations	(0.01)	(0.11)	(0.05)	(0.02)	(0.19)
Net income	$0.26	$0.24	$0.61	$0.68	$1.80
Dividends per common share	$0.0225	$0.0225	$0.0225	$0.0225	$0.09

Weighted average number of common shares outstanding:
Basic	116,448	116,852	117,598	117,462	117,094
Diluted	117,341	117,640	118,145	117,980	117,777

Comprehensive income	$30,675	$27,223	$75,031	$63,490	$196,419

Notes to Summary of Quarterly Results:

(a)
Earnings per share is calculated independently for each separately reported quarterly and full year period.  Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 20 – Guarantor Subsidiaries

The Company’s 6.125% Notes due 2013,  the 6.875% Notes due 2015, the 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2010 and 2009 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income
(in thousands)	For the years ended December 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$5,969,672	$176,540	$-	$6,146,212
Cost of sales	-	4,640,674	131,515	-	4,772,189
Gross profit	-	1,328,998	45,025	-	1,374,023
Selling, general and administrative expenses	9,569	737,012	44,250	-	790,831
Provision for doubtful accounts	-	135,069	2,238	-	137,307
Restructuring and other related charges	-	25,464	2,463	-	27,927
Settlement, litigation and other related charges	-	113,709	-	-	113,709
Goodwill and other asset impairment charges	-	98,786	14,726	-	113,512
Separation, benefit plan termination and related costs	-	64,760	-	-	64,760
Other miscellaneous operating expenses	-	44,320	-	-	44,320
Operating (loss) income	(9,569)	109,878	(18,652)	-	81,657
Investment income	939	8,671	-	-	9,610
Interest expense, including amortization of discount on convertible notes	(163,864)	(1,392)	(2)	-	(165,258)
(Loss) income from continuing operations before income taxes	(172,494)	117,157	(18,654)	-	(73,991)
Income tax (benefit) expense	(64,478)	77,694	(1,417)	-	11,799
(Loss) income from continuing operations	(108,016)	39,463	(17,237)	-	(85,790)
Loss from discontinued operations	-	(19,010)	(1,309)	-	(20,319)
Equity in net income of subsidiaries	1,907	-	-	(1,907)	-
Net income (loss)	$(106,109)	$20,453	$(18,546)	$(1,907)	$(106,109)
2009:

Net sales	$-	$5,988,099	$178,110	$-	$6,166,209
Cost of sales	-	4,529,900	141,306	-	4,671,206
Gross profit	-	1,458,199	36,804	-	1,495,003
Selling, general and administrative expenses	14,875	773,022	28,210	-	816,107
Provision for doubtful accounts	-	91,356	1,859	-	93,215
Restructuring and other related charges	-	24,201	4,954	-	29,155
Settlement, litigation and other related charges	-	77,449	-	-	77,449
Other miscellaneous operating expenses	-	8,535	-	-	8,535
Operating (loss) income	(14,875)	483,636	1,781	-	470,542
Investment income	886	8,784	-	-	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	(1,031)	(1)	-	(147,873)
(Loss) income from continuing operations before income taxes	(160,830)	491,389	1,780	-	332,339
Income tax (benefit) expense	(61,324)	158,097	750	-	97,523
(Loss) income from continuing operations	(99,506)	333,292	1,030	-	234,816
Loss from discontinued operations	-	(20,275)	(2,618)	-	(22,893)
Equity in net income of subsidiaries	311,429	-	-	(311,429)	-
Net income (loss)	$211,923	$313,017	$(1,588)	$(311,429)	$211,923
2008:

Net sales	$-	$5,992,700	$213,015	$-	$6,205,715
Cost of sales	-	4,486,263	167,441	-	4,653,704
Gross profit	-	1,506,437	45,574	-	1,552,011
Selling, general and administrative expenses	16,007	871,461	21,118	-	908,586
Provision for doubtful accounts	-	104,568	1,871	-	106,439
Restructuring and other related charges	-	35,500	284	-	35,784
Settlement, litigation and other related charges	-	99,267	-	-	99,267
Other miscellaneous operating expenses	-	914	-	-	914
Operating (loss) income	(16,007)	394,727	22,301	-	401,021
Investment income	1,584	8,198	-	-	9,782
Interest expense, including amortization of discount on convertible notes	(164,175)	(1,790)	(3,042)	-	(169,007)
(Loss) income from continuing operations before income taxes	(178,598)	401,135	19,259	-	241,796
Income tax (benefit) expense	(69,083)	158,873	7,480	-	97,270
(Loss) income from continuing operations	(109,515)	242,262	11,779	-	144,526
Loss from discontinued operations	-	(1,872)	(2,181)	-	(4,053)
Equity in net income of subsidiaries	249,988	-	-	(249,988)	-
Net income	$140,473	$240,390	$9,598	$(249,988)	$140,473

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)
As of December 31, 2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$451,593	$19,915	$22,979	$-	$494,487
Restricted cash	-	2,019	-	-	2,019
Accounts receivable, net (including intercompany)	-	1,016,411	27,718	(10,847)	1,033,282
Unbilled receivables, CRO	-	12,085	-	-	12,085
Inventories	-	411,259	7,709	-	418,968
Deferred income tax benefits, net-current	-	145,732	5,198	(440)	150,490
Other current assets	538	329,017	15,099	-	344,654
Current assets - discontinued operations	-	854	957	-	1,811
Total current assets	452,131	1,937,292	79,660	(11,287)	2,457,796
Properties and equipment, net	-	203,545	4,753	-	208,298
Goodwill	-	4,183,960	80,098	-	4,264,058
Identifiable intangible assets, net	-	253,792	8,966	-	262,758
Other noncurrent assets	47,695	109,496	308	-	157,499
Noncurrent assets - discontinued operations	-	5,105	7,899	-	13,004
Investment in subsidiaries	5,772,684	-	-	(5,772,684)	-
Total assets	$6,272,510	$6,693,190	$181,684	$(5,783,971)	$7,363,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$36,203	$531,463	$30,337	$(10,847)	$587,156
Current liabilities - discontinued operations	-	6,398	1,097	-	7,495
Long-term debt, notes and convertible debentures	2,096,333	10,425	-	-	2,106,758
Deferred income tax liabilities, net-noncurrent	319,740	403,242	13,590	(440)	736,132
Other noncurrent liabilities	4,290	105,638	-	-	109,928
Stockholders’ equity	3,815,944	5,636,024	136,660	(5,772,684)	3,815,944
Total liabilities and stockholders’ equity	$6,272,510	$6,693,190	$181,684	$(5,783,971)	$7,363,413

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets (Continued)
(in thousands)
As of December 31, 2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$223,644	$33,664	$18,401	$-	$275,709
Restricted cash	-	15,264	-	-	15,264
Accounts receivable, net (including intercompany)	-	1,192,627	21,854	(5,886)	1,208,595
Unbilled receivables, CRO	-	21,868	-	-	21,868
Inventories	-	361,156	7,321	-	368,477
Deferred income tax benefits, net-current	-	118,023	49	(4,497)	113,575
Other current assets	1,026	192,555	3,911	-	197,492
Current assets - discontinued operations	-	15,274	3,353	-	18,627
Total current assets	224,670	1,950,431	54,889	(10,383)	2,219,607
Properties and equipment, net	-	204,891	4,078	-	208,969
Goodwill	-	4,195,767	77,928	-	4,273,695
Identifiable intangible assets, net	-	287,804	9,349	-	297,153
Other noncurrent assets	29,930	248,842	49	-	278,821
Noncurrent assets - discontinued operations	-	22,557	23,302	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$144,793	$460,809	$13,127	$(5,886)	$612,843
Current liabilities - discontinued operations	-	6,361	845	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	4,450	3	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	314,581	11,416	(4,497)	571,622
Other noncurrent liabilities	-	276,201	-	-	276,201
Stockholders’ equity	3,875,993	5,847,890	144,204	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$6,910,292	$169,595	$(6,002,477)	$7,324,104

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)
	For the year ended December 31,
2010	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$443,924	$11,465	$368,615

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(111,812)	-	(111,812)
Capital expenditures	-	(22,897)	(1,021)	(23,918)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	11,082	-	11,082
Other	-	(1,390)	(14)	(1,404)
Net cash flows used in investing activities	-	(125,017)	(1,035)	(126,052)

Cash flows from financing activities:
Net payments on revolving credit facilities and term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	975,000	-	-	975,000
Payments on long-term borrowings and obligations	(726,533)	-	-	(726,533)
Fees paid for financiang activities	(33,249)	-	-	(33,249)
Increase in cash overdraft balance	9,744	8,477	-	18,221
Payments for Omnicare common stock repurchase	(100,942)	-	-	(100,942)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	(13,989)	-	-	(13,989)
Excess tax benefits from stock-based compensation	679	-	-	679
Dividends paid	(12,839)	-	-	(12,839)
Other	341,852	(341,852)	-	-
Net cash flows from / (used in) financing activities	314,723	(333,375)	-	(18,652)

Effect of exchange rate changes on cash	-	(120)	(5,848)	(5,968)

Net increase (decrease) in cash and cash equivalents	227,949	(14,588)	4,582	217,943
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	(839)	4	(835)
Increase (decrease) in cash and cash equivalents
of continuing operations	227,949	(13,749)	4,578	218,778
Cash and cash equivalents at beginning of year	223,644	33,664	18,401	275,709
Cash and cash equivalents at end of year	$451,593	$19,915	$22,979	$494,487

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

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows – Continued
(in thousands)
	For the year ended December 31,
2008	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from / (used in) operating activities	$(73,175)	$515,417	$(4,045)	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(225,710)	-	(225,710)
Capital expenditures	-	(59,649)	43	(59,606)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	847	-	847
Other	-	(824)	-	(824)
Net cash flows from / (used in) investing activities	-	(285,336)	43	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	-	-	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	-	(39,081)	(485,081)
(Payments) proceeds on long-term borrowings and obligations	(3,193)	360	-	(2,833)
(Decrease) increase in cash overdraft balance	(5,723)	274	-	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	(1,390)	-	-	(1,390)
Excess tax benefits from stock-based compensation	963	-	-	963
Dividends paid	(10,751)	-	-	(10,751)
Other	216,833	(256,274)	39,081	(360)
Net cash flows from / (used in) financing activities	46,574	(255,640)	-	(209,066)

Effect of exchange rate changes on cash	-	-	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	(25,559)	(7,198)	(59,358)
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	308	(134)	174
Decrease in cash and cash equivalents
of continuing operations	(26,601)	(25,867)	(7,064)	(59,532)
Cash and cash equivalents at beginning of year	171,779	69,976	32,445	274,200
Cash and cash equivalents at end of year	$145,178	$44,109	$25,381	$214,668

Note 20 – Guarantor Subsidiaries – Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2010 and 2009 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 – Guarantor Subsidiaries – Continued

Summary Consolidating Statements of Income
(in thousands)
	For the years ended December 31,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

Net sales	$-	$-	$6,146,212	$-	$6,146,212
Cost of sales	-	-	4,772,189	-	4,772,189
Gross profit	-	-	1,374,023	-	1,374,023
Selling, general and administrative expenses	9,569	1,403	779,859	-	790,831
Provision for doubtful accounts	-	-	137,307	-	137,307
Restructuring and other related charges	-	-	27,927	-	27,927
Settlement, litigation and other related charges	-	-	113,709	-	113,709
Goodwill and other asset impairment charges	-	-	113,512	-	113,512
Separation, benefit plan termination and related costs	-	-	64,760	-	64,760
Other miscellaneous operating expenses	-	-	44,320	-	44,320
Operating (loss) income	(9,569)	(1,403)	92,629	-	81,657
Investment income	939	-	8,671	-	9,610
Interest expense, including amortization of discount on convertible notes	(163,864)	-	(1,394)	-	(165,258)
(Loss) income from continuing operations before income taxes	(172,494)	(1,403)	99,906	-	(73,991)
Income tax (benefit) expense	(64,478)	(524)	76,801	-	11,799
(Loss) income from continuing operations	(108,016)	(879)	23,105	-	(85,790)
Loss from discontinued operations	-	-	(20,319)	-	(20,319)
Equity in net income of subsidiaries	1,907	-	-	(1,907)	-
Net income (loss)	$(106,109)	$(879)	$2,786	$(1,907)	$(106,109)
2009:

Net sales	$-	$-	$6,166,209	$-	$6,166,209
Cost of sales	-	-	4,671,206	-	4,671,206
Gross profit	-	-	1,495,003	-	1,495,003
Selling, general and administrative expenses	14,875	1,425	799,807	-	816,107
Provision for doubtful accounts	-	-	93,215	-	93,215
Restructuring and other related charges	-	-	29,155	-	29,155
Settlement, litigation and other related charges	-	-	77,449	-	77,449
Other miscellaneous operating expenses	-	-	8,535	-	8,535
Operating (loss) income	(14,875)	(1,425)	486,842	-	470,542
Investment income	886	-	8,784	-	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	-	(1,032)	-	(147,873)
(Loss) income from continuing operations before income taxes	(160,830)	(1,425)	494,594	-	332,339
Income tax (benefit) expense	(61,324)	(543)	159,390	-	97,523
(Loss) income from continuing operations	(99,506)	(882)	335,204	-	234,816
Loss from discontinued operations	-	-	(22,893)	-	(22,893)
Equity in net income of subsidiaries	311,429	-	-	(311,429)	-
Net income (loss)	$211,923	$(882)	$312,311	$(311,429)	$211,923
2008:

Net sales	$-	$-	$6,205,715	$-	$6,205,715
Cost of sales	-	-	4,653,704	-	4,653,704
Gross profit	-	-	1,552,011	-	1,552,011
Selling, general and administrative expenses	16,007	1,343	891,236	-	908,586
Provision for doubtful accounts	-	-	106,439	-	106,439
Restructuring and other related charges	-	-	35,784	-	35,784
Settlement, litigation and other related charges	-	-	99,267	-	99,267
Other miscellaneous operating expenses	-	-	914	-	914
Operating (loss) income	(16,007)	(1,343)	418,371	-	401,021
Investment income	1,584	-	8,198	-	9,782
Interest expense, including amortization of discount on convertible notes	(164,175)	-	(4,832)	-	(169,007)
(Loss) income from continuing operations before income taxes	(178,598)	(1,343)	421,737	-	241,796
Income tax (benefit) expense	(69,083)	(522)	166,875	-	97,270
(Loss) income from continuing operations	(109,515)	(821)	254,862	-	144,526
Loss from discontinued operations	-	-	(4,053)	-	(4,053)
Equity in net income of subsidiaries	249,988	-	-	(249,988)	-
Net income (loss)	$140,473	$(821)	$250,809	$(249,988)	$140,473

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)
As of December 31, 2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$451,593	$-	$42,894	$-	$494,487
Restricted cash	-	-	2,019	-	2,019
Accounts receivable, net (including intercompany)	-	68	1,033,214	-	1,033,282
Unbilled receivables, CRO	-	-	12,085	-	12,085
Inventories	-	-	418,968	-	418,968
Deferred income tax benefits, net-current	-	-	150,930	(440)	150,490
Other current assets	538	-	344,116	-	344,654
Current assets - discontinued operations	-	-	1,811	-	1,811
Total current assets	452,131	68	2,006,037	(440)	2,457,796
Properties and equipment, net	-	16	208,282	-	208,298
Goodwill	-	19	4,264,039	-	4,264,058
Identifiable intangible assets, net	-	-	262,758	-	262,758
Other noncurrent assets	47,695	-	109,804	-	157,499
Noncurrent assets - discontinued operations	-	-	13,004	-	13,004
Investment in subsidiaries	5,772,684	-	-	(5,772,684)	-
Total assets	$6,272,510	$103	$6,863,924	$(5,773,124)	$7,363,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$36,203	$-	$550,953	$-	$587,156
Current liabilities - discontinued operations	-	-	7,495	-	7,495
Long-term debt, notes and convertible debentures	2,096,333	-	10,425	-	2,106,758
Deferred income tax liabilities, net-noncurrent	319,740	-	416,832	(440)	736,132
Other noncurrent liabilities	4,290	-	105,638	-	109,928
Stockholders’ equity	3,815,944	103	5,772,581	(5,772,684)	3,815,944
Total liabilities and stockholders’ equity	$6,272,510	$103	$6,863,924	$(5,773,124)	$7,363,413

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Balance Sheets
(in thousands)
As of December 31, 2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries

ASSETS
Cash and cash equivalents	$223,644	$-	$52,065	$-	$275,709
Restricted cash	-	-	15,264	-	15,264
Accounts receivable, net (including intercompany)	-	69	1,208,595	(69)	1,208,595
Unbilled receivables, CRO	-	-	21,868	-	21,868
Inventories	-	-	368,477	-	368,477
Deferred income tax benefits, net-current	-	-	118,072	(4,497)	113,575
Other current assets	1,026	-	196,466	-	197,492
Current assets - discontinued operations	-	-	18,627	-	18,627
Total current assets	224,670	69	1,999,434	(4,566)	2,219,607
Properties and equipment, net	-	19	208,950	-	208,969
Goodwill	-	-	4,273,695	-	4,273,695
Identifiable intangible assets, net	-	-	297,153	-	297,153
Other noncurrent assets	29,930	19	248,872	-	278,821
Noncurrent assets - discontinued operations	-	-	45,859	-	45,859
Investment in subsidiaries	5,992,094	-	-	(5,992,094)	-
Total assets	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$144,793	$5	$468,114	$(69)	$612,843
Current liabilities - discontinued operations	-	-	7,206	-	7,206
Long-term debt, notes and convertible debentures	1,975,786	-	4,453	-	1,980,239
Deferred income tax liabilities, net-noncurrent	250,122	-	325,997	(4,497)	571,622
Other noncurrent liabilities	-	-	276,201	-	276,201
Stockholders’ equity	3,875,993	102	5,991,992	(5,992,094)	3,875,993
Total liabilities and stockholders’ equity	$6,246,694	$107	$7,073,963	$(5,996,660)	$7,324,104

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2010	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$-	$455,389	$368,615

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(111,812)	(111,812)
Capital expenditures	-	-	(23,918)	(23,918)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	11,082	11,082
Other	-	-	(1,404)	(1,404)
Net cash flows used in investing activities	-	-	(126,052)	(126,052)

Cash flows from financing activities:
Net payments on revolving credit facilities and term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	975,000	-	-	975,000
Payments on long-term borrowings and obligations	(726,533)	-	-	(726,533)
Fees paid for financing activities	(33,249)	-	-	(33,249)
(Decrease) increase in cash overdraft balance	9,744	-	8,477	18,221
Payments for Omnicare common stock repurchase	(100,942)	-	-	(100,942)
Payments for stock awards and exercise of stock	-	-	-	-
options, net of stock tendered in payment	(13,989)	-	-	(13,989)
Excess tax benefits from stock-based compensation	679	-	-	679
Dividends paid	(12,839)	-	-	(12,839)
Other	341,852	-	(341,852)	-
Net cash flows from / (used in) financing activities	314,723	-	(333,375)	(18,652)

Effect of exchange rate changes on cash	-	-	(5,968)	(5,968)

Net increase / (decrease) in cash and cash equivalents	227,949	-	(10,006)	217,943
Less increase in cash and cash
equivalents of discontinued operations	-	-	(835)	(835)
Increase / (decrease) in cash and cash equivalents
of continuing operations	227,949	-	(9,171)	218,778
Cash and cash equivalents at beginning of year	223,644	-	52,065	275,709
Cash and cash equivalents at end of year	$451,593	$-	$42,894	$494,487

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows – Continued
(in thousands)
	For the year ended December 31,
2009	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(64,390)	$-	$548,184	$483,794

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(92,889)	(92,889)
Capital expenditures	-	-	(30,865)	(30,865)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	(10,547)	(10,547)
Other	-	-	(10,536)	(10,536)
Net cash flows used in investing activities	-	-	(144,837)	(144,837)

Cash flows from financing activities:
Payments on line of credit facilities, term A loan and notes payable	(275,000)	-	-	(275,000)
Payments on long-term borrowings and obligations	(1,592)	-	-	(1,592)
(Decrease) increase in cash overdraft balance	(819)	-	182	(637)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	9,666	-	-	9,666
Excess tax benefits from stock-based compensation	2,367	-	-	2,367
Dividends paid	(10,733)	-	-	(10,733)
Other	418,967	-	(419,446)	(479)
Net cash flows from / (used in) financing activities	142,856	-	(419,264)	(276,408)

Effect of exchange rate changes on cash	-	-	(1,099)	(1,099)

Net increase (decrease) in cash and cash equivalents	78,466	-	(17,016)	61,450
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	-	409	409
Increase (decrease) in cash and cash equivalents
of continuing operations	78,466	-	(17,425)	61,041
Cash and cash equivalents at beginning of year	145,178	-	69,490	214,668
Cash and cash equivalents at end of year	$223,644	$-	$52,065	$275,709

Note 20 – Guarantor Subsidiaries – Continued

Condensed Consolidating Statements of Cash Flows – Continued
(in thousands)
	For the year ended December 31,
2008	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries

Cash flows from operating activities:
Net cash flows from / (used in) operating activities	$(73,175)	$-	$511,372	$438,197

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(225,710)	(225,710)
Capital expenditures	-	-	(59,606)	(59,606)
Transfer of cash to trusts for employee health and
severance costs, net of payments out of the trust	-	-	847	847
Other	-	-	(824)	(824)
Net cash flows from / (used in) investing activities	-	-	(285,293)	(285,293)

Cash flows from financing activities:
Borrowings on line of credit facilities	396,000	-	-	396,000
Payments on line of credit facilities, term A loan and notes payable	(446,000)	-	(39,081)	(485,081)
Payments on long-term borrowings and obligations	(3,193)	-	360	(2,833)
(Decrease) increase in cash overdraft balance	(5,723)	-	274	(5,449)
Payments for Omnicare common stock repurchase	(100,165)	-	-	(100,165)
Payments for stock awards and exercise of stock
options, net of stock tendered in payment	(1,390)	-	-	(1,390)
Excess tax benefits from stock-based compensation	963	-	-	963
Dividends paid	(10,751)	-	-	(10,751)
Other	216,833	-	(217,193)	(360)
Net cash flows from / (used in) financing activities	46,574	-	(255,640)	(209,066)

Effect of exchange rate changes on cash	-	-	(3,196)	(3,196)

Net decrease in cash and cash equivalents	(26,601)	-	(32,757)	(59,358)
Less increase (decrease) in cash and cash
equivalents of discontinued operations	-	-	174	174
Decrease in cash and cash equivalents
of continuing operations	(26,601)	-	(32,931)	(59,532)
Cash and cash equivalents at beginning of year	171,779	-	102,421	274,200
Cash and cash equivalents at end of year	$145,178	$-	$69,490	$214,668

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

Changes in Internal Control.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.  Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report.  There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company's Proxy Statement dated April 22, 2010.

Audit Committee Financial Expert.  The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

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

The Omnicare Integrity Code applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the “Covered Officers”).  In addition to being bound by the Omnicare Integrity Code’s provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Covered Officers.  The Company will furnish any person, without charge, a copy of the Code of Ethics for the Covered Officers upon written request addressed to Omnicare, Inc., 1600 RiverCenter II, 100 East RiverCenter Boulevard, Covington, KY  41011, Attn.:  Corporate Secretary.  A copy of the Code of Ethics for the Covered Officers can also be found on our Web site at www.omnicare.com.  Any waiver of any provision of the Code granted to a Covered Officer may only be granted by our Board of Directors or its Audit and Compliance Committee.  If a waiver is granted, information concerning the waiver will be posted on our Web site at www.omnicare.com for a period of 12 months.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)
Equity compensation plans
approved by stockholders(a)	4,964	$33.54	2,741

Equity compensation plans
not approved by stockholders(b)	463	30.44	-
	5,427	$33.28	2,741

(a)	Includes the 1992 Long-Term Stock Incentive Plan and the 2004 Stock and Incentive Plan.
(b)
Includes the 1998 Long-Term Employee Incentive Plan as further discussed in the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing.  Additionally, at December 31, 2010, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)               Financial Statements

Our 2010 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)               Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)               Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 24th day of February 2011.

OMNICARE, INC. /s/John L. Workman
John L. Workman President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/John G. Figueroa	Chief Executive Officer and Director	February 24, 2011
John G. Figueroa	(Principal Executive Officer)
/s/John L. Workman	President and
John L. Workman	Chief Financial Officer (Principal Financial and Accounting Officer)

John T. Crotty, Director*
Steven J. Heyer, Director*
Andrea R. Lindell, Ph. D, RN, Director*
James D. Shelton, Director*
Amy Wallman, Director*

*Alexander M. Kayne, by signing his name hereto, signs this document on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Alexander M. Kayne
Alexander M. Kayne (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	charged		Write-offs,	Balance
Year ended	beginning of	to cost		(net of recoveries)	at end
December 31,	period	and expenses	Acquisitions	and other	of period

Allowance for uncollectible accounts receivable:

2010	$332,603	$137,307	$-	$(67,605)	$402,305

2009	319,417	93,215	-	(80,029)	332,603

2008	324,825	106,439	5,550	(117,397)	319,417

Tax valuation allowance

2010	$20,285	$(2,095)	$-	$(453)	$17,737

2009	23,337	(3,030)	-	(22)	20,285

2008	30,221	(3,710)	(990)	(2,184)	23,337

S-1

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(4.1)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.2)	First Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.3)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.4)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005
(4.5)	Fourth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2013 Note)	Form 8-K December 16, 2005
(4.6)	Fifth Supplemental Indenture, dated as of December 15, 2005, by and among the Company, the guarantors named therein and the Trustee (including the Form of 2015 Note)	Form 8-K December 16, 2005
(4.7)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K December 16, 2005
(4.8)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(4.9)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.10)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.11)	Sixth Supplemental Indenture, dated as of May 18, 2010, by and among the Company, the Guarantors named therein and the Trustee (including the form of 7.75% Senior Subordinated Notes due 2020)	Form 8-K May 21, 2010
(4.12)	Second Supplement to the Fourth Supplemental Indenture, dated as of May 18, 2010, by and between the Company and Trustee.	Form 8-K May 21, 2010
(4.13)

Seventh Supplemental Indenture, dated as of December 7, 2010, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (including the form 3.75% Convertible Senior Subordinated Notes due 2025).
Form 8-K December 7, 2010
(10.1)	Annual Incentive Plan for Senior Executive Officers*	Appendix B to Proxy Statement for 2001 Annual Meeting of Stockholders dated April 10, 2001
(10.2)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002
(10.3)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995
(10.4)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.5)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003
(10.6)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001
(10.7)	Director Compensation Program Update*	Form 8-K May 20, 2005
(10.8)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004
(10.9)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999
(10.10)	Employment Agreement with J.F. Gemunder, dated August 4, 1988*	Form 10-K March 27, 2003
(10.11)	Employment Agreement with C.D. Hodges, dated August 4, 1988*	Form 10-K March 27, 2003
(10.12)	Employment Agreement with P.E. Keefe, dated March 4, 1993*	Form 10-K March 25, 1994
(10.13)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with the following Executive Officers: C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K March 25, 1996
(10.14)	Amended and Restated Omnicare, Inc. Excess Benefit Plan*	Form 10-K February 26, 2009
(10.15)	Form of Amendment to Employment Agreements with J.F. Gemunder, P.E. Keefe and C.D. Hodges, dated as of February 25, 2000*	Form 10-K March 30, 2000
(10.16)	Amendment to Employment Agreement with J.F. Gemunder, dated as of September 25, 2002*	Form 10-K March 27, 2003
(10.17)	Amendment to Employment Agreement with J.F. Gemunder, dated as of April 6, 2006*	Form 8-K April 12, 2006

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.18)	Amendment to Employment Agreement with J.F. Gemunder, dated as of December 22, 2008 (Amendments in the same form exist with the following Executive Officers: P.E. Keefe and C.D. Hodges)*	Form 10-K February 26, 2009
(10.19)	Amendment to Employment Agreement with P. E. Keefe, dated as of April 6, 2006*	Form 8-K April 12, 2006
(10.20)	Amendment to Employment Agreement with C.D. Hodges, dated as of April 6, 2006*	Form 8-K April 12, 2006
(10.21)	Employment Agreement with J.M. Stamps, dated as of June 1, 1999*	Form 10-K February 26, 2009
(10.22)	Amendment to Employment Agreement with J.M. Stamps, dated as of December 29, 2008*	Form 10-K February 26, 2009
(10.23)	Employment Agreement with J.L. Workman, dated as of October 21, 2009*	Form 10-K February 25, 2010
(10.24)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004
(10.25)	Form of Restricted Stock Award Letter (Officers)*	Form 10-K February 25, 2010

(10.26)	Form of Restricted Stock Award Letter (Employees Other Than Officers)*	Form 10-K February 25, 2010
(10.27)	Prime Vendor Agreement for Pharmaceuticals with McKesson Corporation, dated as of July 27, 2010**	Form 10-Q October 28, 2010
(10.28)	Summary of Non-Employee Director Compensation*	Form 10-K March 16, 2005
(10.29)
Credit Agreement, dated as of May 18, 2010, among Omnicare, Inc., as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent Barclays Capital, as a co-documentation agent, Citibank, N. A., as a co-documentation agent, and SunTrust Bank, as administrative agent.
Filed Herewith

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below

(10.30)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007
(10.31)	Amendment to Employment Agreement with L.P. Finn III, dated as of December 22, 2008*	Form 10-K February 26, 2009
(10.32)	Amendment to Split Dollar Agreement with J.F. Gemunder, dated December 22, 2008*	Form 10-K February 26, 2009
(10.33)	Amendment to Split Dollar Agreement with D.W. Froesel, Jr., dated December 22, 2008 (Agreements in the same form exist with the following Executive Officers: C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K February 26, 2009
(10.34)	Employment Agreement with John G. Figueroa, dated as of December 7, 2010*	Filed Herewith
(10.35)	Amendment to Employment Agreement with John L. Workman, dated as of December 7, 2010*	Filed Herewith
(10.36)	Amendment to Employment Agreement with Jeffrey M. Stamps, dated as of December 7, 2010*	Filed Herewith
(10.37)	Employment Agreement with Nitin Sahney, dated as of October 28, 2010*	Filed Herewith
(10.38)	Amended and Restated Employment Agreement with Beth A. Kinerk, dated April 29, 2010*	Form 10-Q May 6, 2010
(10.39)	Amendment to Amended and Restated Employment Agreement with Beth A. Kinerk, dated February 17, 2011*	Filed Herewith
(10.40)	Amendment to Employment Agreement with Nitin Sahney, dated February 17, 2011*	Filed Herewith
(10.41)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Joel F. Gemunder*	Form 10-Q October 28, 2010
(10.42)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Cheryl D. Hodges*	Form 10-Q October 28, 2010

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.43)	Separation and Consulting Agreement, effective as of June 29, 2010, among Omnicare, Inc., Omnicare Management Company, MMD Professional Services, LLC and Patrick E. Keefe*	Form 10-Q August 5, 2010

(10.44)	Employment Agreement with James D. Shelton, dated September 17, 2010*	Form 10-Q October 28, 2010
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith
(24)	Powers of Attorney	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith

(101)
The following materials from the Omnicare, Inc. Annual Report on Form 10-K for the year ended December 31,   2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows (iv) Consolidated Statements of Stockholders' Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*      Indicates management contract or compensatory arrangement.

**	Confidential treatment granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

***
A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.