Form 10-Q
period 2011-03-31
OMNICARE INC
filed 2011-04-28
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	115,914,164	March 31, 2011

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2011

INDEX

PART I - FINANCIAL INFORMATION:

PART II - OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 6.	EXHIBITS	39

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010

Net sales	$1,528,525	$1,494,491
Cost of sales	1,190,611	1,151,027
Gross profit	337,914	343,464
Selling, general and administrative expenses	191,012	183,814
Provision for doubtful accounts	24,530	21,950
Settlement, litigation and other related charges	6,013	5,506
Other miscellaneous charges	1,889	5,765
Operating income	114,470	126,429
Investment income	296	1,664
Interest expense	(28,805)	(28,608)
Amortization of discount on convertible notes	(5,873)	(7,331)
Income from continuing operations before income taxes	80,088	92,154
Income tax expense	29,616	34,044
Income from continuing operations	50,472	58,110
Loss from discontinued operations	(21,168)	(7,258)
Net income	$29,304	$50,852

Earnings (loss) per common share - Basic:
Continuing operations	$0.44	$0.49
Discontinued operations	(0.19)	(0.06)
Net income	$0.26	$0.43
Earnings (loss) per common share - Diluted:
Continuing operations	$0.44	$0.49
Discontinued operations	(0.18)	(0.06)
Net income	$0.26	$0.43
Dividends per common share	$0.0325	$0.0225
Weighted average number of common shares outstanding:
Basic	114,129	117,763
Diluted	115,064	118,455
Comprehensive income	$25,925	$51,877

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$450,915	$494,487
Restricted cash	3,188	2,019
Accounts receivable, less allowances of $402,868 (2010-$401,130)	1,028,166	1,013,492
Inventories	375,588	418,968
Deferred income tax benefits	155,830	150,490
Other current assets	276,630	332,618
Current assets of discontinued operations	10,480	45,722
Total current assets	2,300,797	2,457,796
Properties and equipment, at cost less accumulated depreciation of $294,127 (2010-$284,643)	203,642	204,748
Goodwill	4,270,580	4,264,058
Identifiable intangible assets, less accumulated amortization of $223,598 (2010-$219,432)	251,584	260,394
Other noncurrent assets	149,369	156,941
Noncurrent assets of discontinued operations	12,960	19,476
Total noncurrent assets	4,888,135	4,905,617
Total assets	$7,188,932	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$227,849	$233,469
Accrued employee compensation	32,198	59,565
Deferred revenue	2,657	2,352
Current debt	3,433	3,537
Other current liabilities	223,050	274,272
Current liabilities of discontinued operations	24,065	21,420
Total current liabilities	513,252	594,615
Long-term debt, notes and convertible debentures (Note 5)	1,986,907	2,106,758
Deferred income tax liabilities	770,511	737,022
Other noncurrent liabilities	106,613	109,074
Total noncurrent liabilities	2,864,031	2,952,854
Total liabilities	3,377,283	3,547,469
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 130,011,200 shares issued (2010-129,634,300 shares issued)	130,011	129,634
Paid in capital (Note 5)	2,431,774	2,424,978
Retained earnings	1,605,246	1,579,672
Treasury stock, at cost-14,097,000 shares (2010-13,011,700 shares )	(365,589)	(333,554)
Accumulated other comprehensive income	10,207	15,214
Total stockholders' equity	3,811,649	3,815,944
Total liabilities and stockholders' equity	$7,188,932	$7,363,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$29,304	$50,852
Loss from discontinued operations	21,168	7,258
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	11,962	11,382
Amortization expense	19,852	24,056
Debt redemption costs, net	(1,079)	-
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	(12,699)	27,945
Inventories	44,281	(1,783)
Other current and noncurrent assets	72,261	3,686
Accounts payable	4,101	(42,118)
Accrued employee compensation	(27,279)	(9,363)
Deferred revenue	305	(289)
Current and noncurrent liabilities	(18,251)	46,067
Net cash flows from operating activities of continuing operations	143,926	117,693
Net cash flows from operating activities of discontinued operations	449	324
Net cash flows from operating activities	144,375	118,017
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(9,496)	(8,702)
Capital expenditures	(8,565)	(5,402)
Other	(1,169)	10,805
Net cash flows used in investing activities of continuing operations	(19,230)	(3,299)
Net cash flows used in investing activities of discontinued operations	(373)	(139)
Net cash flows used in investing activities	(19,603)	(3,438)
Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	-	(75,000)
Payments on long-term borrowings and obligations	(125,050)	(684)
Increase (decrease) in cash overdraft balance	(9,716)	7,922
Payments for Omnicare common stock repurchase (Note 2)	(28,748)	-
Dividends paid	(3,730)	(2,688)
Other	(1,024)	(4,441)
Net cash flows used in financing activities of continuing operations	(168,268)	(74,891)
Net cash flows used in financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(168,268)	(74,891)
Net increase (decrease) in cash and cash equivalents	(43,496)	39,688
Less increase in cash and cash equivalents of discontinued operations	76	185
Increase (decrease) in cash and cash equivalents of continuing operations	(43,572)	39,503
Cash and cash equivalents at beginning of period	494,487	275,709
Cash and cash equivalents at end of period	$450,915	$315,212

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 – Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its 2010 Annual Report on Form 10-K (“2010 Annual Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the 2010 Annual Report and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings.  Certain reclassifications of prior year amounts have been made to conform with the current year presentation.  All amounts disclosed in the Consolidated Financial Statements and related notes are presented on a continuing operations basis unless otherwise stated.

Note 2 – Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of Omnicare management, all known adjustments (which are normal in nature, except disclosed herein) considered necessary for a fair statement of the Omnicare consolidated results of operations, financial position and cash flows for the interim periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.

Employee Benefit Plans

As of March 31, 2011, the Company had approximately $9 million in notes payable remaining to former participants in its excess benefit plan, which was terminated in 2010, recorded in “Other current liabilities” on the Consolidated Balance Sheets.  These notes payables were fully funded as of March 31, 2011 with rabbi trust assets invested for the purpose of satisfying these obligations.  Also, in the 2011 first quarter, the Company made approximately $66 million in payments on notes payable to two former executives, using funds obtained upon the liquidation of a portion of the rabbi trust assets.  In April 2011, the Company paid approximately $5 million to a former participant in the excess benefit plan which was also funded through the liquidation of rabbi trust assets.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2011
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$269,374	$193,792	$463,166
Facility payors	400,595	316,972	717,567
Private Pay payors	86,968	163,333	250,301

Total gross accounts receivable	$756,937	$674,097	$1,431,034

	December 31, 2010
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$260,788	$185,934	$446,722
Facility payors	391,659	312,996	704,655
Private Pay payors	96,047	167,198	263,245

Total gross accounts receivable	$748,494	$666,128	$1,414,622

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and stock awards totaled approximately $5.0 million and $7.2 million for the three months ended March 31, 2011 and 2010, respectively.

Acquisitions

During the first three months of 2011, Omnicare completed one acquisition of a business which was not significant to the Company.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$9,412	$9,412	$-	$-
7.75% interest rate swap agreement - fair value hedge	(797)	-	(797)	-
6.875% interest rate swap agreement - fair value hedge	(3,809)	-	(3,809)	-
Derivatives	-	-	-	-
Total	$(4,606)	$-	$(4,606)	$-

		Based on
		Quoted Prices	Other
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Rabbi trust assets	$85,741	$85,741	$-	$-
7.75% interest rate swap agreement - fair value hedge	$(829)	$-	$(829)	$-
6.875% interest rate swap agreement - fair value hedge	(3,461)	-	(3,461)	-
Derivatives	-	-	-	-
Total	$(4,290)	$-	$(4,290)	$-

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	March 31, 2011		December 31, 2010
Financial Instrument	Book Value	Fair Value	Book Value	Fair Value
6.125% senior subordinated notes, due 2013, gross	$125,000	$130,000	$250,000	$251,300
6.875% senior subordinated notes, due 2015	525,000	539,400	525,000	535,500
7.75% senior subordinated notes, due 2020, gross	400,000	426,000	400,000	415,500

3.75% convertible senior subordinated notes, due 2025
Carrying value	355,405	-	353,505	-
Unamortized debt discount	219,595	-	221,495	-
Principal amount	575,000	743,300	575,000	636,400

4.00% junior subordinated convertible debentures, due 2033
Carrying value	201,863	-	201,282	-
Unamortized debt discount	143,137	-	143,718	-
Principal amount	345,000	309,800	345,000	266,900

3.25% convertible senior debentures, due 2035
Carrying value	374,229	-	370,837	-
Unamortized debt discount	78,271	-	81,663	-
Principal amount	452,500	422,000	452,500	427,600

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances by component and in the aggregate, follow (in thousands):

	March 31,	December 31,
	2011	2010
Cumulative foreign currency translation adjustments	$11,448	$15,239
Unrealized (loss) gain on fair value of investments	(219)	997
Pension and postemployment benefits	(1,022)	(1,022)
Total accumulated other comprehensive income, net	$10,207	$15,214

The amounts are net of applicable tax benefits which were not material at March 31, 2011 and December 31, 2010.

Other Miscellaneous Charges

Other Miscellaneous Charges consist of the following (in thousands):

	March 31,
	2011	2010
Acquisition and other related costs	$1,889	$227
Restructuring and other related charges	-	3,505
Stock option expense	-	1,283
Repack matters - SG&A	-	750
Subtotal - other miscellaneous charges	1,889	5,765
Repack matters - COS	-	443
Total - other miscellaneous charges, net	$1,889	$6,208

Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that the Company’s Board of Directors authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  In the three months ended March 31, 2011, the Company repurchased approximately 1.0 million shares at an aggregate cost of approximately $31 million (of which $29 million was paid in the first quarter), for a cumulative amount of approximately 5.5 million shares and approximately $132 million through March 31, 2011.  Accordingly, the Company had approximately $68 million of share repurchase authority remaining as of March 31, 2011.

Evaluation of Subsequent Events

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued.  No matters were identified that would materially impact the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

Note 3 – Discontinued Operations

In 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the disposal group”) that are non-strategic in nature.  In 2010, Omnicare divested the home infusion business portion of the disposal group.  Also, in 2010, the Company entered into a letter of intent regarding its disposition of the remaining durable medical equipment (“DME”) portion of the disposal group.  The Company currently intends to close the DME transaction as soon as practicable, subject to certain conditions and applicable approvals.

As previously disclosed by the Company, the Contract Research Services organization (“CRO Services”) industry has been facing unfavorable market conditions.  The Company has determined that the CRO Services business is no longer a good strategic fit within the Company's portfolio of assets.  In light of these factors and in connection with the reallocation of resources started in the second half of 2010, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011.  For the three months ended March 31, 2011, CRO Services recorded an impairment loss to reduce the carrying value of the CRO Services operations to fair value as of March 31, 2011.  The fair value amount is estimated and will be finalized after the disposition of the CRO Services group has been completed.  The CRO Services divestiture was completed in April 2011.

The results from operations for all periods presented have been revised to reflect the results of the disposal group and CRO Services as discontinued operations, including the impairment loss as well as certain expenses of the Company related to the divestiture.  Selected financial information related to the discontinued operations of the disposal group and CRO Services follows (in thousands):

	Three months ended,
	March 31,
	2011	2010
Net sales - disposal group	$6,132	$15,094
Net sales - CRO Services	25,446	29,743
Net sales - total discontinued	31,578	44,837

Loss from operations of disposal group, pretax	(2,388)	(5,724)
Loss from operation of CRO Services, pretax	(2,495)	(5,262)
Loss from operations - total discontinued, pretax	(4,883)	(10,986)

Income tax benefit of disposal group	899	2,276
Income tax benefit of CRO Services	939	1,452
Income tax benefit - total discontinued	1,838	3,728

Loss from operations of disposal group, aftertax	(1,489)	(3,448)
Loss from operation of CRO Services, aftertax	(1,556)	(3,810)
Loss from operations - total discontinued, aftertax	(3,045)	(7,258)

Impairment loss on CRO Services, pretax	(40,891)	-
Income tax benefit of impairment loss on CRO Services	22,768	-
Impairment loss on CRO Services, aftertax	(18,123)	-

Loss from discontinued operations of disposal group	(1,489)	(3,448)
Loss from discontinued operations of CRO Services	(19,679)	(3,810)
Loss from discontinued operations - total	$(21,168)	$(7,258)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Total
Goodwill balance as of December 31, 2010	$4,264,058

Goodwill acquired in the three months ended March 31, 2011	3,938
Other	2,584
Goodwill balance as of March 31, 2011	$4,270,580

Goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment.

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations).  “Other” also includes the effect of adjustments due to foreign currency translations, which relate to the Company’s Canadian pharmacy operations.

The Company’s intangible amortization expense for the three months ended March 31, 2011 and 2010 was approximately $10 million.

Note 5 – Debt

A summary of debt follows (in thousands):

	March 31,	December 31,
	2011	2010
Revolving loans, due 2015	$-	$-
6.125% senior subordinated notes, due 2013	125,000	250,000
6.875% senior subordinated notes, due 2015	525,000	525,000
7.75% senior subordinated notes, due 2020	400,000	400,000
3.75% convertible senior subordinated notes, due 2025	575,000	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	452,500
Capitalized lease and other debt obligations	13,449	13,961
Subtotal	2,435,949	2,561,461
(Subtract) interest rate swap agreements	(4,606)	(4,290)
(Subtract) unamortized debt discount	(441,003)	(446,876)
(Subtract) current portion of debt	(3,433)	(3,537)
Total long-term debt, net	$1,986,907	$2,106,758

In the first quarter of 2011, the Company redeemed $125 million aggregate principal amount of its outstanding 6.125% Senior Subordinated Notes, due 2013 (the “6.125% Notes”).  In connection with the redemption of the 6.125% Notes, the Company incurred debt redemption costs of approximately $1.1 million, which were recorded in interest expense for the three months ended March 31, 2011.

The estimated floating interest rates on the interest rate swap agreements were 4.33% and 4.59% versus the 7.75% and 6.875% stated rates on the corresponding senior subordinated notes due 2020 and 2015 with remaining principal balances of $400 million and $525 million at March 31, 2011, respectively.

The Company has three convertible debentures, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”), its 3.25% convertible senior debentures, due 2035 (with optional repurchase right, at par, of holders on December 15, 2015) (the “3.25% Convertible Debentures”) and its 3.75% Convertible Senior Subordinated Notes, due 2025 (the “3.75% Convertible Notes”).  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Carrying value of equity component	$619,223	$619,223

Principal amount of convertible debt	$1,372,500	$1,372,500
Unamortized debt discount	(441,003)	(446,876)
Net carrying value of convertible debt	$931,497	$925,624

As of March 31, 2011, the remaining amortization period for the debt discount was approximately 22.25, 4.75 and 14.75 years for the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes, respectively.

The effective interest rates for the liability components of the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes were 8.01%, 7.625% and 8.25%, respectively.

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator in thousands, except per share data):

	Three months ended March 31,
	Income	Common Shares	Per Common
2011:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$50,472		$0.44
Loss from discontinued operations	(21,168)		(0.19)
Net income	29,304	114,129	$0.26
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	-	660
Diluted EPS
Income from continuing operations plus assumed conversions	50,544		$0.44
Loss from discontinued operations	(21,168)		(0.18)
Net income plus assumed conversions	$29,376	115,064	$0.26

2010:
Basic EPS
Income from continuing operations	$58,110		$0.49
Loss from discontinued operations	(7,258)		(0.06)
Net income	50,852	117,763	$0.43
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	-	417
Diluted EPS
Income from continuing operations plus assumed conversions	58,182		$0.49
Loss from discontinued operations	(7,258)		(0.06)
Net income plus assumed conversions	$50,924	118,455	$0.43

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three months ended March 31, 2011 and 2010, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the quarters ended March 31, 2011 and 2010 totaled 3.4 million and 5.0 million, respectively.

Note 7 – Restructuring and Other Related Charges

Company-wide Reorganization Program:

During 2010, the Company initiated a “Company-wide Reorganization Program” (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed in 2011 and is currently estimated to result in restructuring and other related charges of approximately $13 million, which is largely related to severance and employment agreement buyout costs.

As of March 31, 2011, the Company has made cumulative payments of approximately $2 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $2.1 million at December 31, 2010, of which approximately $0.6 million was utilized in the three months ended March 31, 2011.  The remaining liabilities of $1.5 million at March 31, 2011 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-outs) and will be settled as these matters are finalized.

Omnicare Full Potential Program:

In connection with the previously disclosed “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth, which was completed in 2010, the Company had liabilities of approximately $7.7 million at December 31, 2010, of which $1.0 million was utilized in the three months ended March 31, 2011.  The remaining liabilities of $6.7 million at March 31, 2011 represents amounts not yet paid relating to actions taken in connection with the program (primarily lease termination payments) and will be settled as these matters are finalized.

Note 8 – Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information.  The Company believes that liabilities have been recorded to the extent necessary in cases where the outcome is considered probable and reasonably estimable.  To the extent that resolution of contingencies results in amounts that vary from the Company’s recorded liabilities, future earnings will be charged or credited accordingly.  The following supplements the legal matters described in the notes to the Company's consolidated financial statements for the year ended December 31, 2010, as set forth in the Company's 2010 Annual Report; matters disclosed there have not been repeated below unless there has been a change in the status of the matter which the Company believes is material.

On December 13, 2010, a qui tam complaint entitled United States ex rel. Bartz v. Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson, Inc., Janssen Pharmaceutica, Inc., Janssen Pharmaceutica Products, LP, McKesson Corporation, McKesson Specialty Pharmaceutical, LLC and Omnicare, Inc., Civil Action No. 05-cv-6010, which had been filed under seal with the U.S. District Court in Philadelphia, Pennsylvania, was ordered unsealed by the court.  The complaint was brought by Scott Bartz, a former employee of Johnson & Johnson, Inc. as a private party qui tam relator on behalf of the federal government and several state and local governments.  The U.S. Department of Justice has notified the court that it has declined to intervene.  The action alleges civil violations of the False Claims Act based on allegations that Johnson & Johnson, Inc. and its affiliates provided the Company and McKesson with rebates, free drugs and other remuneration in order to limit Johnson & Johnson, Inc.’s rebate liability to Medicaid.  The court granted Johnson & Johnson’s motion to transfer the action to U.S. District Court in Boston, Massachussets in February 2011.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  The Company filed a motion to dismiss the amended complaint on October 6, 2010.  On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint, which was filed in February 2011.  The Company filed a motion to dismiss the second amended complaint in March 2011.  The Company believes the allegations are without merit and intends to vigorously defend itself if pursued.

On November 2, 2009, following an investigation by the U.S. Attorney’s Office, District of Massachusetts, the Company entered into a civil settlement agreement, without any finding of wrongdoing or any admission of liability, under which the Company paid the federal government and participating state governments $98 million plus interest from June 24, 2009 and related expenses to settle various alleged civil violations of federal and state laws concerning the Company’s relationships with certain manufacturers and distributors of pharmaceutical products and certain customers, as well as with respect to contracts with certain companies acquired by the Company.  As part of the settlement agreement, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts have been increased and will continue to be increased, and these price increases have and may continue to result in the loss of certain contracts.

On February 2 and February 13, 2006, respectively, two substantially similar putative class action lawsuits, entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26 (“HOD Carriers”), and Chi v. Omnicare, Inc., et al., No. 2:06cv31 (“Chi”), were filed against Omnicare and two of its officers in the United States District Court for the Eastern District of Kentucky purporting to assert claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and injunctive relief.  The complaints, which purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through January 27, 2006, alleged that Omnicare had artificially inflated its earnings by engaging in improper generic drug substitution and that defendants had made false and misleading statements regarding the Company’s business and prospects.  On July 20, 2006, plaintiffs filed a consolidated amended complaint, adding a third officer as a defendant and new factual allegations primarily relating to revenue recognition, the valuation of receivables and the valuation of inventories.  The second amended complaint (i) expands the putative class to include all purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, (ii) names two members of the Company’s board of directors as additional defendants, (iii) adds a new plaintiff and a new claim for violation of Section 11 of the Securities Act of 1933 based on alleged false and misleading statements in the registration statement filed in connection with the Company’s December 2005 public offering, (iv) alleges that the Company failed to timely disclose its contractual dispute with UnitedHealth Group, Inc. and its affiliates (“United”), and (v) alleges that the Company failed to timely record certain special litigation reserves.  The defendants filed a motion to dismiss the second amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case.  On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings.  On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint.  On February 4, 2011, the defendants filed a motion to dismiss the second amended complaint with prejudice.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

The three months ended March 31, 2011 and 2010 included charges of $6.0 million and $5.5 million, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, certain large customer disputes, costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in ”Settlement, litigation and other related charges” of the Consolidated Statements of Income.

Although the Company cannot know with certainty the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows, or that these matters will be resolved in an amount that would not exceed the amount of any pretax charges previously recorded by the Company.

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

Note 9 – Segment Information

Following the discontinuance of the operations of the Company’s Clinical Research business, Omnicare operates in one segment, the Pharmacy Services Segment.  Accordingly, no operating segment data has been provided.  The Company is currently evaluating its overall organizational structure and the related internal financial and operational reporting.  It is anticipated that this review will be completed during the second half of 2011.  Upon completion of this review, changes, if any, in internal financial reporting will be reflected in the Company’s periodic filings.

Note 10 – Guarantor Subsidiaries

The Company’s 6.125% Senior Subordinated Notes due 2013, the 6.875% Senior Subordinated Notes due 2015, the 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended March 31,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$1,495,858	$32,667	$-	$1,528,525
Cost of sales	-	1,168,137	22,474	-	1,190,611
Gross profit	-	327,721	10,193	-	337,914
Selling, general and administrative expenses	3,600	183,645	3,767	-	191,012
Provision for doubtful accounts	-	24,051	479	-	24,530
Settlement, litigation and other related charges	-	6,013	-	-	6,013
Other misellaneous charges	-	1,889	-	-	1,889
Operating income (loss)	(3,600)	112,123	5,947	-	114,470
Investment income	216	80	-	-	296
Interest expense, including amortization
of discount on convertible notes	(34,347)	(325)	(6)	-	(34,678)
Income (loss) from continuing operations
before income taxes	(37,731)	111,878	5,941	-	80,088
Income tax (benefit) expense	(14,172)	41,504	2,284	-	29,616
Income (loss) from continuing operations	(23,559)	70,374	3,657	-	50,472
Loss from discontinued operations	-	(20,052)	(1,116)	-	(21,168)
Equity of net income (loss) of subsidiaries	52,863	-	-	(52,863)	-
Net income (loss)	$29,304	$50,322	$2,541	$(52,863)	$29,304

2010:
Net sales	$-	$1,459,410	$35,081	$-	$1,494,491
Cost of sales	-	1,124,398	26,629	-	1,151,027
Gross profit	-	335,012	8,452	-	343,464
Selling, general and administrative expenses	2,678	177,595	3,541	-	183,814
Provision for doubtful accounts	-	21,373	577	-	21,950
Settlement, litigation and other related charges	-	5,506	-	-	5,506
Other miscellaneous charges	-	5,765	-	-	5,765
Operating income (loss)	(2,678)	124,773	4,334	-	126,429
Investment income	193	1,471	-	-	1,664
Interest expense, including amortization
of discount on convertible notes	(35,673)	(266)	-	-	(35,939)
Income (loss) from continuing operations
before income taxes	(38,158)	125,978	4,334	-	92,154
Income tax (benefit) expense	(14,160)	46,822	1,382	-	34,044
Income (loss) from continuing operations	(23,998)	79,156	2,952	-	58,110
Loss from discontinued operations	-	(5,087)	(2,171)	-	(7,258)
Equity of net income of subsidiaries	74,850	-	-	(74,850)	-
Net income (loss)	$50,852	$74,069	$781	$(74,850)	$50,852

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of March 31, 2011 (Unaudited):	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$407,599	$27,191	$16,125	$-	$450,915
Restricted cash	-	3,188	-	-	3,188
Accounts receivable, net (including intercompany)	-	1,016,345	13,143	(1,322)	1,028,166
Inventories	-	367,972	7,616	-	375,588
Deferred income tax benefits, net-current	-	150,839	5,431	(440)	155,830
Other current assets	687	261,388	14,555	-	276,630
Current assets of discontinued operations	-	5,304	5,176	-	10,480
Total current assets	408,286	1,832,227	62,046	(1,762)	2,300,797
Properties and equipment, net	-	199,182	4,460	-	203,642
Goodwill	-	4,189,268	81,312	-	4,270,580
Identifiable intangible assets, net	-	244,113	7,471	-	251,584
Other noncurrent assets	39,576	109,493	300	-	149,369
Noncurrent assets of discontinued operations	-	4,834	8,126	-	12,960
Investment in subsidiaries	5,718,528	-	-	(5,718,528)	-
Total assets	$6,166,390	$6,579,117	$163,715	$(5,720,290)	$7,188,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$48,827	$418,395	$23,287	$(1,322)	$489,187
Current liabilities - discontinued operations	-	12,291	11,774	-	24,065
Long-term debt, notes and convertible debentures	1,976,891	10,016	-	-	1,986,907
Deferred income tax liabilities	324,417	432,612	13,922	(440)	770,511
Other noncurrent liabilities	4,606	102,007	-	-	106,613
Stockholders' equity	3,811,649	5,603,796	114,732	(5,718,528)	3,811,649
Total liabilities and stockholders' equity	$6,166,390	$6,579,117	$163,715	$(5,720,290)	$7,188,932

As of December 31, 2010:
ASSETS
Cash and cash equivalents	$460,778	$17,601	$16,108	$-	$494,487
Restricted cash	-	2,019	-	-	2,019
Accounts receivable, net (including intercompany)	-	999,254	25,085	(10,847)	1,013,492
Inventories	-	411,259	7,709	-	418,968
Deferred income tax benefits, net-current	-	145,732	5,198	(440)	150,490
Other current assets	538	319,279	12,801	-	332,618
Current assets of discontinued operations	-	39,834	5,888	-	45,722
Total current assets	461,316	1,934,978	72,789	(11,287)	2,457,796
Properties and equipment, net	-	200,473	4,275	-	204,748
Goodwill	-	4,183,960	80,098	-	4,264,058
Identifiable intangible assets, net	-	251,428	8,966	-	260,394
Other noncurrent assets	47,695	108,938	308	-	156,941
Noncurrent assets of discontinued operations	-	11,099	8,377	-	19,476
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$527,121	$20,718	$(10,847)	$573,195
Current liabilities - discontinued operations	-	10,704	10,716	-	21,420
Long-term debt, notes and convertible debentures	2,096,333	10,425	-	-	2,106,758
Deferred income tax liabilities	319,740	404,132	13,590	(440)	737,022
Other noncurrent liabilities	4,290	104,784	-	-	109,074
Stockholders' equity	3,815,944	5,633,710	129,789	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$2,028	$141,754	$593	$144,375

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(9,496)	-	(9,496)
Capital expenditures	-	(8,214)	(351)	(8,565)
Other	-	(1,537)	(5)	(1,542)
Net cash flows used in investing activities	-	(19,247)	(356)	(19,603)

Cash flows from financing activities:
Payments on long-term borrowings and obligations	(125,050)	-	-	(125,050)
Increase (decrease) in cash overdraft balance	(7,248)	(2,468)	-	(9,716)
Payments for Omnicare common stock repurchase	(28,748)	-	-	(28,748)
Dividends paid	(3,730)	-	-	(3,730)
Other	109,569	(110,210)	(383)	(1,024)
Net cash flows from (used in) financing activities	(55,207)	(112,678)	(383)	(168,268)

Net increase (decrease) in cash and cash equivalents	(53,179)	9,829	(146)	(43,496)
Less increase in cash and cash equivalents of
discontinued operations	-	239	(163)	76
Increase (decrease) in cash and cash equivalents of
continuing operations	(53,179)	9,590	17	(43,572)
Cash and cash equivalents at beginning of period	460,778	17,601	16,108	494,487
Cash and cash equivalents at end of period	$407,599	$27,191	$16,125	$450,915

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(2,880)	$115,152	$5,745	$118,017

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(8,702)	-	(8,702)
Capital expenditures	-	(5,293)	(109)	(5,402)
Other	-	10,658	8	10,666
Net cash flows used in investing activities	-	(3,337)	(101)	(3,438)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(684)	-	-	(684)
Increase in cash overdraft balance	5,038	2,884	-	7,922
Dividends paid	(2,688)	-	-	(2,688)
Other	40,282	(43,771)	(952)	(4,441)
Net cash flows used in financing activities	(33,052)	(40,887)	(952)	(74,891)

Net increase (decrease) in cash and cash equivalents	(35,932)	70,928	4,692	39,688
Less increase in cash and cash equivalents of
discontinued operations	-	185	-	185
Increase (decrease) in cash and cash equivalents of
continuing operations	(35,932)	70,743	4,692	39,503
Cash and cash equivalents at beginning of period	230,866	32,204	12,639	275,709
Cash and cash equivalents at end of period	$194,934	$102,947	$17,331	$315,212

Note 10 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010 for the balance sheets, as well as the statements of income and the statements of cash flows for the three months ended March 31, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended March 31,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,528,525	$-	$1,528,525
Cost of sales	-	-	1,190,611	-	1,190,611
Gross profit	-	-	337,914	-	337,914
Selling, general and administrative expenses	3,600	346	187,066	-	191,012
Provision for doubtful accounts	-	-	24,530	-	24,530
Settlement, litigation and other related charges	-	-	6,013	-	6,013
Other miscellaneous charges	-	-	1,889	-	1,889
Operating income (loss)	(3,600)	(346)	118,416	-	114,470
Investment income	216	-	80	-	296
Interest expense, including amortization
of discount on convertible notes	(34,347)	-	(331)	-	(34,678)
Income (loss) from continuing operations
before income taxes	(37,731)	(346)	118,165	-	80,088
Income tax (benefit) expense	(14,172)	(130)	43,918	-	29,616
Income (loss) from continuing operations	(23,559)	(216)	74,247	-	50,472
Loss from discontinued operations	-	-	(21,168)	-	(21,168)
Equity of net income (loss) of subsidiaries	52,863	-	-	(52,863)	-
Net income (loss)	$29,304	$(216)	$53,079	$(52,863)	$29,304

2010:
Net sales	$-	$-	$1,494,491	$-	$1,494,491
Cost of sales	-	-	1,151,027	-	1,151,027
Gross profit	-	-	343,464	-	343,464
Selling, general and administrative expenses	2,678	299	180,837	-	183,814
Provision for doubtful accounts	-	-	21,950	-	21,950
Settlement, litigation and other related charges	-	-	5,506	-	5,506
Other miscellaneous charges	-	-	5,765	-	5,765
Operating income (loss)	(2,678)	(299)	129,406	-	126,429
Investment income	193	-	1,471	-	1,664
Interest expense, including amortization
of discount on convertible notes	(35,673)	-	(266)	-	(35,939)
Income (loss) from continuing operations
before income taxes	(38,158)	(299)	130,611	-	92,154
Income tax (benefit) expense	(14,160)	(111)	48,315	-	34,044
Income (loss) from continuing operations	(23,998)	(188)	82,296	-	58,110
Loss from discontinued operations	-	-	(7,258)	-	(7,258)
Equity of net income of subsidiaries	74,850	-	-	(74,850)	-
Net income (loss)	$50,852	$(188)	$75,038	$(74,850)	$50,852

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of March 31, 2011 (Unaudited):	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$407,599	$-	$43,316	$-	$450,915
Restricted cash	-	-	3,188	-	3,188
Accounts receivable, net (including intercompany)	-	126	1,028,040	-	1,028,166
Inventories	-	-	375,588	-	375,588
Deferred income tax benefits, net-current	-	-	155,830	-	155,830
Other current assets	687	-	275,943	-	276,630
Current assets of discontinued operations	-	-	10,480	-	10,480
Total current assets	408,286	126	1,892,385	-	2,300,797
Properties and equipment, net	-	16	203,626	-	203,642
Goodwill	-	-	4,270,580	-	4,270,580
Identifiable intangible assets, net	-	-	251,584	-	251,584
Other noncurrent assets	39,576	19	109,774	-	149,369
Noncurrent assets of discontinued operations	-	-	12,960	-	12,960
Investment in subsidiaries	5,718,528	-	-	(5,718,528)	-
Total assets	$6,166,390	$161	$6,740,909	$(5,718,528)	$7,188,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$48,827	$51	$440,309	$-	$489,187
Current liabilities - discontinued operations	-	-	24,065	-	24,065
Long-term debt, notes and convertible debentures	1,976,891	-	10,016	-	1,986,907
Deferred income tax liabilities	324,417	-	446,094	-	770,511
Other noncurrent liabilities	4,606	-	102,007	-	106,613
Stockholders' equity	3,811,649	110	5,718,418	(5,718,528)	3,811,649
Total liabilities and stockholders' equity	$6,166,390	$161	$6,740,909	$(5,718,528)	$7,188,932

As of December 31, 2010:
ASSETS
Cash and cash equivalents	$460,778	$-	$33,709	$-	$494,487
Restricted cash	-	-	2,019	-	2,019
Accounts receivable, net (including intercompany)	-	68	1,013,424	-	1,013,492
Inventories	-	-	418,968	-	418,968
Deferred income tax benefits, net-current	-	-	150,930	(440)	150,490
Other current assets	538	-	332,080	-	332,618
Current assets of discontinued operations	-	-	45,722	-	45,722
Total current assets	461,316	68	1,996,852	(440)	2,457,796
Properties and equipment, net	-	16	204,732	-	204,748
Goodwill	-	19	4,264,039	-	4,264,058
Identifiable intangible assets, net	-	-	260,394	-	260,394
Other noncurrent assets	47,695	-	109,246	-	156,941
Noncurrent assets of discontinued operations	-	-	19,476	-	19,476
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$-	$536,992	$-	$573,195
Current liabilities - discontinued operations	-	-	21,420	-	21,420
Long-term debt, notes and convertible debentures	2,096,333	-	10,425	-	2,106,758
Deferred income tax liabilities	319,740	-	417,722	(440)	737,022
Other noncurrent liabilities	4,290	-	104,784	-	109,074
Stockholders' equity	3,815,944	103	5,763,396	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$2,028	$-	$142,347	$144,375

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(9,496)	(9,496)
Capital expenditures	-	-	(8,565)	(8,565)
Other	-	-	(1,542)	(1,542)
Net cash flows used in investing activities	-	-	(19,603)	(19,603)

Cash flows from financing activities:
Payments on long-term borrowings and obligations	(125,050)	-	-	(125,050)
Increase (decrease) in cash overdraft balance	(7,248)	-	(2,468)	(9,716)
Payments for Omnicare common stock repurchase	(28,748)	-	-	(28,748)
Dividends paid	(3,730)	-	-	(3,730)
Other	109,569	-	(110,593)	(1,024)
Net cash flows from (used in) financing activities	(55,207)	-	(113,061)	(168,268)

Net increase (decrease) in cash and cash equivalents	(53,179)	-	9,683	(43,496)
Less increase in cash and cash equivalents of	-
discontinued operations	-	-	76	76
Increase (decrease) in cash and cash equivalents of
continuing operations	(53,179)	-	9,607	(43,572)
Cash and cash equivalents at beginning of period	460,778	-	33,709	494,487
Cash and cash equivalents at end of period	$407,599	$-	$43,316	$450,915

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(2,880)	$-	$120,897	$118,017

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(8,702)	(8,702)
Capital expenditures	-	-	(5,402)	(5,402)
Other	-	-	10,666	10,666
Net cash flows used in investing activities	-	-	(3,438)	(3,438)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(75,000)	-	-	(75,000)
Payments on long-term borrowings and obligations	(684)	-	-	(684)
Increase in cash overdraft balance	5,038	-	2,884	7,922
Dividends paid	(2,688)	-	-	(2,688)
Other	40,282	-	(44,723)	(4,441)
Net cash flows used in financing activities	(33,052)	-	(41,839)	(74,891)

Net increase (decrease) in cash and cash equivalents	(35,932)	-	75,620	39,688
Less increase in cash and cash equivalents of
discontinued operations	-	-	185	185
Increase (decrease) in cash and cash equivalents of
continuing operations	(35,932)	-	75,435	39,503
Cash and cash equivalents at beginning of period	230,866	-	44,843	275,709
Cash and cash equivalents at end of period	$194,934	$-	$120,278	$315,212

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2010, which appear in the Company’s Annual Report on Form 10-K, (“Omnicare’s 2010 Annual Report”), which was filed with the Securities and Exchange Commission on February 24, 2011. All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Executive Overview

Omnicare, Inc. (“Omnicare” or the “Company”) is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At March 31, 2011, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,389,000 beds relating to continuing operations, including approximately 95,000 patients served by the patient assistance programs of its specialty pharmacy services business.  Omnicare provides its long-term care pharmacy services in 47 states in the United States, the District of Columbia and Canada at March 31, 2011.  For the three months ended March 31, 2011, Omnicare dispensed approximately 30,670,000 prescriptions.

In the first quarter of 2011, the Company continued its heightened operational focus to improve the Company’s customer service and focus on driving consistent organic growth.  This focus consists of management team changes, redefining the organizational structure, beginning to insource certain administrative functions, improving employee relations, reallocating resources to align employee interests, reinforcing a commitment to compliance, and an overall organization-wide focus on the customer.  In the first quarter of 2011, the Company believes it began to see some of the benefits of these efforts through positive trends in certain of its key business metrics, as beds served increased over the sequential prior quarter and scripts dispensed, while down slightly sequentially due to fewer calendar days in the quarter, were stronger than expected.  Additionally, the Company’s specialty care business continued its strong performance.  Further, the benefit from recently launched generic drugs offset the increased payroll costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and  its relative position in the growing specialty care market supported by strong cash flows.  Omnicare believes its business model positions the Company to benefit (presently and in the future) from certain factors including the favorable impact of branded drug price inflation and the increased availability of generic drugs.  Increased generic usage also benefits Omnicare’s payors, including facility customers and government-sponsored health programs, by lowering their healthcare costs.  During the first quarter of 2011, the Company’s strong cash flow enabled Omnicare to pay off $125 million of long-term debt and also to return approximately 23% of the Company’s operating cash flow from continuing operations to shareholders, through dividends and share repurchases.

In connection with the reallocation of resources started in the second half of 2010 and the previously disclosed unfavorable market conditions experienced by its Contract Research Services organization (“CRO Services”) business, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011 as it has determined that the CRO Services business is no longer a good strategic fit within the Company's portfolio of assets.  Following the discontinuance of the operations of its Clinical Research business, Omnicare operates in one segment, the Pharmacy Services Segment.  The Company is currently evaluating its overall organizational structure and the related internal financial and operational reporting.  It is anticipated that this review will be completed during the second half of 2011.  Upon completion of this review, changes, if any, in internal financial reporting will be reflected in the Company’s periodic filings.

Regulatory Matters Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs.  As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs.  For example, pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “ACA”), CMS has issued a final rule requiring long-term care pharmacies to dispense branded oral solid medications (other than antibiotics) every 14 days, rather than the current practice of every 30 days, effective as of January 1, 2013.  The preliminary rule would have required dispensing for all branded medications every 7 days, effective as of January 1, 2012.  The Company does not believe this change will have a material impact on the Company’s results of operations, cash flows or financial condition.  There can be no assurance, however, that these legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement, increased operational costs, the assessment of penalties on the Company by regulators, and the potential loss of licenses by the Company and/or its customers.

Results of Operations for the Three Months Ended March 31, 2011

The following summary table presents consolidated financial information and results of operations of Omnicare for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below) and days sales outstanding, only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended,
	March 31,
	2011	2010

Net sales	$1,528,525	$1,494,491
Gross profit	337,914	343,464
Selling, general and administrative expenses	191,012	183,814
Provision for doubtful accounts	24,530	21,950
Investment income	296	1,664
Interest expense	(28,805)	(28,608)
Effective income tax rate	37.0%	36.9%

Income from continuing operations	$50,472	$58,110
Discontinued operations	(21,168)	(7,258)
Net income	$29,304	$50,852

Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.44	$0.49
Discontinued operations	(0.19)	(0.06)
Net income	$0.26	$0.43

Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.44	$0.49
Discontinued operations	(0.18)	(0.06)
Net income	$0.26	$0.43

EBITDA from continuing operations(b)	$140,411	$154,536

EBITDA from continuing operations reconciliation to net cash flows from operating activities:
EBITDA from continuing operations(b)	$140,411	$154,536
(Subtract)/Add:
Interest expense, net of investment income	(28,509)	(26,944)
Income tax provision	(29,616)	(34,044)
Debt redemption costs	(1,079)	-
Changes in assets and liabilities, net of effects
from acquisition and divestitures of businesses	62,719	24,145
Net cash flows from operating activities
of continuing operations	143,926	117,693
Net cash flows from operating activities
of discontinued operations	449	324
Net cash flows from operating activities	$144,375	$118,017

(a)
Earnings (loss) per share is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

(b)
“EBITDA” from continuing operations represents earnings before interest (net of investment income), income taxes, depreciation and amortization.  Omnicare uses EBITDA primarily as an indicator of the Company’s ability to service its debt, and believes that certain investors find EBITDA to be a useful financial measure for the same purpose.  However, EBITDA does not represent net cash flows from operating activities, as defined by U.S. GAAP, and should not be considered as a substitute for operating cash flows as a measure of liquidity.  The Company’s calculation of EBITDA may differ from the calculation of EBITDA by others.

The following discussion relates to amounts reflected in the immediately preceding table.

Net Sales
For the three months ended March 31, 2011, Omnicare dispensed approximately 30,670,000 prescriptions in comparison to approximately 30,216,000 prescriptions dispensed during the same prior-year period.  Net sales for the three months ended March 31, 2011 were impacted primarily by the favorable impact of drug price inflation and growth in specialty pharmacy services.  Partially offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement coupled with competitive pricing issues as well as a slightly lower average number of net beds served year-over-year.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to adversely impact the Company.

Gross Profit
Gross profit as a percentage of total net sales was 22.1% in the three months ended March 31, 2011, versus 23.0% in the comparable 2010 period.  Gross profit was unfavorably affected in the 2011 period by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues.  Partially offsetting these factors were the cost reduction and productivity improvement initiatives, the increased availability and utilization of higher margin generic drugs as well as the favorable dollar effect of drug price inflation.

Selling, General and Administrative Expenses
Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.5% in the three months ended March 31, 2011 versus 12.3% in the comparable prior-year period.  Operating expenses for the 2011 period were unfavorably impacted by increased payroll and other costs associated with Omnicare’s initiatives to improve its organizational structure and customer service which were partially offset by continued progress in the Company’s productivity improvement initiatives and non-drug purchasing program.

Provision for Doubtful Accounts
The increase in the provision for doubtful accounts in the three months ended March 31, 2011 is related to the decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation and the Company’s ongoing efforts to continue to resolve these matters with customers.

Investment Income
Investment income for the three months ended March 31, 2011 was lower than the amount earned in the comparable prior-year period, due primarily to lower invested balances in the first three months of 2011, due to the liquidation of rabbi trust assets in the second half of 2010 and the first three months of 2011 to fund payments to former participants in the Company’s excess benefit plan.

Interest Expense
Interest expense was higher in 2011 than the prior-year period primarily due to certain debt redemption costs recorded in 2011 associated with the early redemption of $125 million of long-term debt.  See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

Effective Income Tax Rate
The first quarter 2011 effective tax rate was consistent with the first quarter of 2010 rate.  The quarterly effective tax rates in 2011 and 2010 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Financial results from continuing operations included the items presented in the table below.  Management considers these special items as not part of the core operating results of the Company and/or non-cash in nature (pretax):

	March 31,
	2011	2010
Three months ended:
Settlement, litigation and other related charges (i)	6,013	5,506
Other miscellaneous charges, net (ii)	1,889	6,208
Amortization of discount on convertible notes (iii)	5,873	7,331
Debt redemption costs (iii)	1,079	-
Total	$14,854	$19,045

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.
(ii)	See further discussion at the “Other Miscellaneous Charges” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.
(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Discontinued Operations

The loss from operations of the home healthcare and related ancillary businesses (“the disposal group”) for the three months ended March 31, 2011, in comparison to the same prior year period, primarily reflects the divestiture of the home infusion portion of the disposal group.

The operating loss in the CRO Services business was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects, as well as additional bad debt expense recorded in the three months ended March 31, 2011.  For the three months ended March 31, 2011, CRO Services recorded an impairment loss to reduce the carrying value of the CRO Services operations to fair value as of March 31, 2011.  The fair value amount is estimated and will be finalized in the period the disposition of the CRO Services group has been completed.  The CRO Services divestiture was completed in April 2011.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at March 31, 2011 were $454.1 million compared with $496.5 million at December 31, 2010 (including restricted cash amounts of $3.2 million and $2.0 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $143.9 million during the three months ended March 31, 2011, compared with net cash flows from operating activities of continuing operations totaling $117.7 million during the three months ended March 31, 2010.  Compared to the same prior year period, operating cash flow was favorably impacted by the year-over-year change in inventories, which was partially offset by the unfavorable impact of the year-over-year change in accrued employee compensation, the year-over-year reduction in income from continuing operations and debt redemption costs related to the redemption of the 6.125% Senior Subordinated Notes due 2013 (the “6.125% Notes”) discussed below.  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the three months ended March 31, 2011 and 2010 of $2.9 million and $7.6 million, respectively ($150.5 million cumulative, the recorded deferred tax liability, as of March 31, 2011).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $19.2 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $9.5 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first three months of 2011.  Acquisitions of businesses during the first three months of 2010 required $8.7 million of cash payments (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) which were primarily funded by invested cash and operating cash flows.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities of continuing operations was $168.3 million for the three months ended March 31, 2011 as compared to $74.9 million for the comparable prior-year period.  In the three months ended 2011, the Company redeemed $125 million of its 6.125% Notes.  During the first three months of 2010, the Company paid down $75 million on its senior term A loan facility, maturing on July 28, 2010.  Further, on May 3, 2010, Omnicare announced that the Company’s Board of Directors authorized a two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million.  In the three months ended March 31, 2011, the Company repurchased approximately 1.0 million shares at an aggregate cost of approximately $31 million, of which approximately $29 million was paid in the three months ended March 31, 2011.  At March 31, 2011, there were no outstanding borrowings under the Revolving Credit Facility.

On February 17, 2011, the Company’s Board of Directors declared a quarterly cash dividend of 3.25 cents per common share for an indicated annual rate of 13 cents per common share for 2011, which is greater than the annual dividends per share actually paid in 2010 of 11 cents.  Further, aggregate dividends paid of $3.7 million during the three months ended March 31, 2011 were greater than those paid in the comparable prior-year period by approximately $1.0 million.

There were no known material commitments and contingencies outstanding at March 31, 2011, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2011, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2010 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,422,500	$-	$125,000	$525,000	$1,772,500
Capital lease obligations	13,449	3,433	6,822	3,194	-
Operating lease obligations	135,089	30,726	52,166	33,349	18,848
Purchase obligations	45,661	40,147	5,320	194	-
Other current obligations	264,961	264,961	-	-	-
Other long-term obligations	106,613	-	68,764	20,431	17,418
Subtotal	2,988,273	339,267	258,072	582,168	1,808,766
Future interest costs relating to debt
and capital lease obligations	1,277,414	99,800	192,697	176,112	808,805
Total contractual cash obligations	$4,265,687	$439,067	$450,769	$758,280	$2,617,571

As of March 31, 2011, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the three months ended March 31, 2011, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2010 Annual Report.

Critical Accounting Policies

The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s 2010 Annual Report.

Allowance for Doubtful Accounts

The allowance for doubtful accounts as of March 31, 2011 was $402.9 million, compared with $401.1 million at December 31, 2010.  The allowance for doubtful accounts represented 28.2% and 28.4% of gross receivables (net of contractual allowance adjustments) as of March 31, 2011 and December 31, 2010, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of March 31, 2011 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $14.3 million.

See further discussion at the “Accounts Receivable” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Legal Contingencies

The status of certain legal proceedings has been updated at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

Information pertaining to recently issued accounting standards is further discussed at the “Recently Issued Accounting Standards” section of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements of this Filing.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its swap agreements related to certain of the Company’s borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on fixed to floating rate swap agreements for certain debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  In connection with its offering of $400.0 million of 7.75% Senior Notes during 2010, the Company entered into a Swap Agreement on all $400.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.33% at March 31, 2011 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year).  Also, in December 2010, the Company entered into a Swap Agreement on all $525 million of its aggregate principal amount of the 6.875% Notes (“the 6.875% Swap Agreement”).  Under the 6.875% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 6.875% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 4.128%.  The estimated LIBOR-based floating rate (including the 4.128% spread) was 4.59% at March 31, 2011 (a 100 basis-point change in the interest rate would increase or decrease pre-tax interest expense by approximately $5.25 million per year).

For information regarding the fair value of the Company’s fixed-rate debt facilities see the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements at Part II, Item 8 of Omnicare’s 2010 Annual Report.

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in Omnicare’s 2010 Annual Report.

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors previously disclosed in Part I, Item 1A of Omnicare’s 2010 Annual Report.  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2., of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2010 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended March 31, 2011 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1 - 31, 2011	-	$-	-	$99,058
February 1 - 28, 2011	1	26.92	-	99,058
March 1 - 31, 2011	1,047	29.71	1,032	68,426
Total	1,048	$29.71	1,032	$68,426

(a)           During the first quarter of 2011, the Company purchased 16 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards and the exercise of stock options. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)           On May 3, 2010, Omnicare announced that the Company's Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million. In the three months ended March 31, 2011, the Company repurchased approximately 1.0 million shares under this program at an aggregate cost of approximately $31 million (of which $29 million was paid in the first quarter), for a cumulative total of approximately 5.5 million shares and approximately $132 million through March 31, 2011, at which time the Company had approximately $68 million of share repurchase authority remaining.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: April 28, 2011	By:	/s/ John L. Workman
John L. Workman
President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Employment agreement with Alexander M. Kayne, dated April 1, 2011*	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*   Indicates management contract or compensatory arrangement.

** A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-1