Form 10-Q
period 2011-06-30
OMNICARE INC
filed 2011-07-26
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	115,808,485	June 30, 2011

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2011

INDEX

		PAGE
PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Statements of Income -
	Three and six months ended – June 30, 2011 and 2010	3

	Consolidated Balance Sheets -
	June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Cash Flows -
	Six months ended – June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 6.	EXHIBITS	36

PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended,		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,555,906	$1,491,425	$3,081,477	$2,983,796
Cost of sales	1,219,513	1,164,170	2,410,124	2,315,197
Gross profit	336,393	327,255	671,353	668,599
Selling, general and administrative expenses	192,474	185,919	382,641	368,690
Provision for doubtful accounts	24,357	20,986	48,887	42,928
Settlement, litigation and other related charges	19,816	29,361	25,829	34,867
Other miscellaneous charges	2,332	5,285	4,221	11,050
Operating income	97,414	85,704	209,775	211,064
Investment income	255	1,105	551	2,769
Interest expense	(27,996)	(39,712)	(56,801)	(68,320)
Amortization of discount on convertible notes	(5,989)	(7,473)	(11,862)	(14,804)
Income from continuing operations before income taxes	63,684	39,624	141,663	130,709
Income tax expense	27,403	15,879	56,227	49,523
Income from continuing operations	36,281	23,745	85,436	81,186
Loss from discontinued operations	(37,728)	(12,146)	(57,579)	(18,735)
Net income (loss)	$(1,447)	$11,599	$27,857	$62,451

Earnings (loss) per common share - Basic:
Continuing operations	$0.32	$0.20	$0.75	$0.69
Discontinued operations	(0.33)	(0.10)	(0.51)	(0.16)
Net income (loss)	$(0.01)	$0.10	$0.24	$0.53
Earnings (loss) per common share - Diluted:
Continuing operations	$0.32	$0.20	$0.74	$0.69
Discontinued operations	(0.33)	(0.10)	(0.50)	(0.16)
Net income (loss)	$(0.01)	$0.10	$0.24	$0.53
Dividends per common share	$0.0400	$0.0225	$0.0725	$0.0450
Weighted average number of common shares outstanding:
Basic	113,487	117,434	113,806	117,598
Diluted	114,701	118,116	115,081	118,285
Comprehensive income (loss)	$(981)	$9,310	$24,944	$61,187

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$521,610	$494,484
Restricted cash	2,403	2,019
Accounts receivable, less allowances of $400,845 (2010-$401,027)	1,001,182	1,011,823
Inventories	356,597	418,965
Deferred income tax benefits	157,194	150,644
Other current assets	233,433	332,607
Current assets of discontinued operations	2,373	47,254
Total current assets	2,274,792	2,457,796

Properties and equipment, at cost less accumulated depreciation of $302,226 (2010-$284,533)	201,477	204,717
Goodwill	4,250,201	4,234,821
Identifiable intangible assets, less accumulated amortization of $228,152 (2010-$219,107)	241,348	259,809
Other noncurrent assets	145,464	156,941
Noncurrent assets of discontinued operations	12,772	49,329
Total noncurrent assets	4,851,262	4,905,617
Total assets	$7,126,054	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223,930	$233,396
Accrued employee compensation	45,540	59,417
Deferred revenue	2,642	2,352
Current debt	3,503	3,537
Other current liabilities	203,267	273,191
Current liabilities of discontinued operations	5,900	22,361
Total current liabilities	484,782	594,254
Long-term debt, notes and convertible debentures (Note 5)	1,955,977	2,106,758
Deferred income tax liabilities	784,199	737,383
Other noncurrent liabilities	100,596	109,074
Total noncurrent liabilities	2,840,772	2,953,215
Total liabilities	3,325,554	3,547,469
Commitments and contingencies (Note 8)
Stockholders' equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 131,250,100 shares issued (2010-129,634,300 shares issued)	131,250	129,634
Paid in capital (Note 5)	2,467,706	2,424,978
Retained earnings	1,599,271	1,579,672
Treasury stock, at cost-15,441,600 shares (2010-13,011,700 shares )	(407,818)	(333,554)
Accumulated other comprehensive income	10,091	15,214
Total stockholders' equity	3,800,500	3,815,944
Total liabilities and stockholders' equity	$7,126,054	$7,363,413
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$27,857	$62,451
Loss from discontinued operations	57,579	18,735
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	23,935	22,835
Amortization expense	40,630	45,065
Debt redemption costs, net	(1,266)	2,060
Tender premium	-	(7,323)
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	12,616	46,649
Inventories	62,750	9,030
Other current and noncurrent assets	120,370	(18,264)
Accounts payable	(12,819)	(40,645)
Accrued employee compensation	(13,683)	(11,174)
Deferred revenue	290	(293)
Current and noncurrent liabilities	(37,384)	23,823
Net cash flows from operating activities of continuing operations	280,875	152,949
Net cash flows from operating activities of discontinued operations	420	628
Net cash flows from operating activities	281,295	153,577
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(19,521)	(11,855)
Divestiture of businesses, net	10,599	-
Capital expenditures	(18,223)	(11,489)
Other	(2,516)	9,979
Net cash flows used in investing activities of continuing operations	(29,661)	(13,365)
Net cash flows used in investing activities of discontinued operations	(413)	(235)
Net cash flows used in investing activities	(30,074)	(13,600)
Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	-	(125,000)
Proceeds from long-term borrowings and obligations		400,000
Payments on long-term borrowings and obligations	(175,664)	(218,478)
Fees paid for financing arrangements	-	(17,028)
Increase in cash overdraft balance	4,413	3,127
Proceeds (payments) for stack awards and exercise of stock options, net of stock tendered in payment	26,538	(5,241)
Payments for Omnicare common stock repurchase (Note 2)	(70,061)	(49,154)
Dividends paid	(8,258)	(5,343)
Other	(1,056)	(3,266)
Net cash flows used in financing activities of continuing operations	(224,088)	(20,383)
Net cash flows used in financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(224,088)	(20,383)
Net increase (decrease) in cash and cash equivalents	27,133	119,594
Less increase in cash and cash equivalents of discontinued operations	7	393
Increase (decrease) in cash and cash equivalents of continuing operations	27,126	119,201
Cash and cash equivalents at beginning of period	494,484	275,707
Cash and cash equivalents at end of period	$521,610	$394,908

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

Note 2 – Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of Omnicare management, all known adjustments (which are normal in nature, except as disclosed herein) necessary for a fair statement of the Omnicare consolidated results of operations, financial position and cash flows for the interim periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):
	June 30, 2011
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$256,741	$195,890	$452,631
Facility payors	388,557	309,123	697,680
Private Pay payors	86,302	165,414	251,716

Total gross accounts receivable	$731,600	$670,427	$1,402,027

	December 31, 2010
Medicare (Part D and Part B), Medicaid and Third-Party payors	$260,788	$185,934	$446,722
Facility payors	389,887	312,996	702,883
Private Pay payors	96,047	167,198	263,245

Total gross accounts receivable	$746,722	$666,128	$1,412,850

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and stock awards totaled approximately $5.3 million and $10.3 million for the three and six months ended June 30, 2011, respectively, and approximately $4.6 million and $11.8 million for the three and six months ended June 30, 2010, respectively.

Acquisitions

During the first six months of 2011, Omnicare completed one acquisition of a business, which was not significant to the Company.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Rabbi trust assets	$4,492	$4,492	$-	$-
7.75% interest rate swap agreement - fair value hedge	6,075	-	6,075	-
Derivatives	-	-	-	-
Total	$6,075	$0	$6,075	$-

		Based on
	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Rabbi trust assets	$85,741	$85,741	$-	$-
7.75% interest rate swap agreement - fair value hedge	$(829)	$-	$(829)	$-
6.875% interest rate swap agreement - fair value hedge	(3,461)	-	(3,461)	-
Derivatives	-	-	-	-
Total	$(4,290)	$-	$(4,290)	$-

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	June 30, 2011		December 31, 2010
Financial Instrument	Book Value	Fair Value	Book Value	Fair Value
6.125% senior subordinated notes, due 2013, gross	$75,000	$75,100	$250,000	$251,300
6.875% senior subordinated notes, due 2015	525,000	544,000	525,000	535,500
7.75% senior subordinated notes, due 2020, gross	400,000	431,000	400,000	415,500

3.75% convertible senior subordinated notes, due 2025
Carrying value	357,345	-	353,505	-
Unamortized debt discount	217,655	-	221,495	-
Principal amount	575,000	770,500	575,000	636,400

4.00% junior subordinated convertible debentures, due 2033
Carrying value	202,455	-	201,282	-
Unamortized debt discount	142,545	-	143,718	-
Principal amount	345,000	331,800	345,000	266,900

3.25% convertible senior debentures, due 2035
Carrying value	377,686	-	370,837	-
Unamortized debt discount	74,814	-	81,663	-
Principal amount	452,500	431,000	452,500	427,600

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances by component and in the aggregate, follow (in thousands):

	June 30,	December 31,
	2011	2010
Cumulative foreign currency translation adjustments	$11,398	$15,239
Unrealized gain on fair value of investments	(285)	997
Pension and postemployment benefits	(1,022)	(1,022)
Total accumulated other comprehensive income, net	$10,091	$15,214

The amounts are net of applicable tax benefits which were not material at June 30, 2011 and December 31, 2010.

Income Taxes

The effective tax rate for the 2011 periods was slightly higher than the prior year periods due largely to certain non-deductible litigation costs in the 2011 periods.  The quarterly and year-to-date effective tax rates in 2011 and 2010 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and the aforementioned non-deductible litigation costs.

Other Miscellaneous Charges

Other Miscellaneous Charges consist of the following (in thousands):

	Three months ended,		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Acquisition and other related costs	$2,332	$(164)	$4,221	$63
Restructuring and other related charges	-	3,489	-	6,994
Stock option expense	-	1,293	-	2,576
Debt related costs	-	446	-	446
Repack matters - SG&A	-	221	-	971
Subtotal - other miscellaneous charges	2,332	5,285	4,221	11,050
Repack matters - COS	-	466	-	909
Total - other miscellaneous charges, net	$2,332	$5,751	$4,221	$11,959

Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012.  In the six months ended June 30, 2011, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million, for a cumulative amount of approximately 6.7 million shares and approximately $171 million through June 30, 2011.  Accordingly, the Company had approximately $129 million of combined share repurchase authority remaining as of June 30, 2011.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 3 – Discontinued Operations

Non-Core Disposal Group
In 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the Disposal Group”) that are non-strategic in nature.  In 2010, Omnicare divested the home infusion business portion of the disposal group.  Also, in 2010, the Company entered into a letter of intent regarding its disposition of the remaining durable medical equipment (“DME”) portion of the Disposal Group.  The Company currently intends to close the DME transaction as soon as practicable, subject to certain conditions and applicable approvals.  In the second quarter of 2011, the Company divested of its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined it was no longer a good strategic fit within the Company’s portfolio of assets.  The Company does not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare.

In the three and six months ended June 30, 2011, the Non-Core Disposal Group recorded an impairment loss of $5.1 million to reduce the carrying value of Tidewater to fair value based on the final terms of the divestiture.  In the three and six months ended June 30, 2010, the Non-Core Disposal Group recorded an impairment loss of approximately $10.3 million to reduce the carrying value of the Disposal Group to fair value as of June 30, 2010.  The net assets held for sale of the Non-Core Disposal Group are required to be measured at the lower of cost or fair value less costs to sell.  Prior to divestiture, the fair values are based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 3” inputs within the fair value hierarchy.  The fair value amount is estimated, is reviewed quarterly and is finalized upon disposition of the individual components of the Non-Core Disposal Group.

CRO Services
As previously disclosed by the Company, the Contract Research Services organization (“CRO Services”) industry has been facing unfavorable market conditions.  The Company determined that its CRO Services business was no longer a good strategic fit within the Company’s portfolio of assets.  In light of these factors, and in connection with the reallocation of resources started in the second half of 2010, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011.  For the three and six months ended June 30, 2011, CRO Services recorded an impairment loss of $10.9 million and $51.8 million, respectively, to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture.

The results from operations for all periods presented have been revised to reflect the results of the Non-Core Disposal Group and CRO Services as discontinued operations, including the impairment losses, as well as certain expenses of the Company related to the divestitures.

Selected financial information related to the discontinued operations of the Non-Core Disposal Group and CRO Services follows (in thousands):

	Three months ended,		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales - Non-Core Disposal Group ("NCDG")	$6,600	$14,885	$15,686	$32,099
Net sales - CRO Services	6,700	27,350	32,146	57,093
Net sales - total discontinued	13,300	42,235	47,832	89,192

Loss from operations of NCDG, pretax	(876)	(2,816)	(1,155)	(7,471)
Loss from operations of CRO Services, pretax	(2,426)	(3,716)	(4,921)	(8,978)
Loss from operations - total discontinued, pretax	(3,302)	(6,532)	(6,076)	(16,449)

Income tax benefit - NCDG	348	1,105	455	2,981
Income tax benefit - CRO Services	985	1,765	1,923	3,217
Income tax benefit - total discontinued	1,333	2,870	2,378	6,198

Loss from operations of NCDG, aftertax	(528)	(1,711)	(700)	(4,490)
Loss from operations of CRO Services, aftertax	(1,441)	(1,951)	(2,998)	(5,761)
Loss from operations - total discontinued, aftertax	(1,969)	(3,662)	(3,698)	(10,251)

Impairment loss on NCDG, pretax	(5,065)	(10,343)	(5,065)	(10,343)
Impairment loss on CRO Services, pretax	(10,882)	-	(51,773)	-
Income tax (expense) benefit of impairment loss on NCDG	(9,679)	1,859	(9,679)	1,859
Income tax (expense) benefit of impairment loss on CRO Services	(10,133)	-	12,636	-
Impairment loss on total discontinued, aftertax	(35,759)	(8,484)	(53,881)	(8,484)

Loss from discontinued operations of NCDG	(15,272)	(10,195)	(15,444)	(12,974)
Loss from discontinued operations of CRO Services	(22,456)	(1,951)	(42,135)	(5,761)
Loss from discontinued operations - total	$(37,728)	$(12,146)	$(57,579)	$(18,735)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Total
Goodwill balance as of December 31, 2010	$4,234,821

Goodwill acquired in the six months ended June 30, 2011	4,033
Other	11,347

Goodwill balance as of June 30, 2011	$4,250,201

Goodwill is reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be impairment.

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

The Company’s intangible amortization expense for the three and six months ended June 30, 2011 was approximately $10 million and $20 million, respectively, and was approximately $9 million and $19 million for the three and six months ended June 30, 2010, respectively.

Note 5 – Debt

A summary of debt follows (in thousands):

	June 30,	December 31,
	2011	2010
Revolving loans, due 2015	$-	$-
6.125% senior subordinated notes, due 2013	75,000	250,000
6.875% senior subordinated notes, due 2015	525,000	525,000
7.75% senior subordinated notes, due 2020	400,000	400,000
3.75% convertible senior subordinated notes, due 2025	575,000	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	452,500
Capitalized lease and other debt obligations	15,919	13,961
Subtotal	2,388,419	2,561,461
(Subtract) interest rate swap agreements	6,075	(4,290)
(Subtract) unamortized debt discount	(435,014)	(446,876)
(Subtract) current portion of debt	(3,503)	(3,537)
Total long-term debt, net	$1,955,977	$2,106,758

At June 30, 2011, there was no outstanding balance under the Company’s Revolving Credit Facility.  As of June 30, 2011, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.  The Company amortized to expense approximately $1.4 million and $3.5 million of deferred debt issuance costs during the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $4.7 million during the six months ended June 30, 2011 and 2010, respectively, including the amounts disclosed in the following paragraph.

In the first six months of 2011, the Company redeemed $175 million aggregate principal amount of its outstanding 6.125% Senior Subordinated Notes, due 2013 (the “6.125% Notes”).  In connection with the redemption of the 6.125% Notes, the Company incurred debt redemption costs of approximately $0.2 million and $1.3 million, which were recorded in interest expense for the three and six months ended June 30, 2011, respectively.

In the second quarter of 2011, the interest rate swap agreement on the 6.875% senior subordinated notes due 2015 was terminated, and the Company began paying interest at the 6.875% stated rate effective May 11, 2011.

The estimated floating interest rate on the interest rate swap agreement was 4.27% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $400 million at June 30, 2011.

The Company has three convertible debentures, its 3.75% Convertible Senior Subordinated Notes, due 2025 (the “3.75% Convertible Notes”), the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”) and its 3.25% convertible senior debentures, due 2035 (with optional repurchase right, at par, of holders on December 15, 2015) (the “3.25% Convertible Debentures”).  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Carrying value of equity component	$619,223	$619,223

Principal amount of convertible debt	$1,372,500	$1,372,500
Unamortized debt discount	(435,014)	(446,876)
Net carrying value of convertible debt	$937,486	$925,624

As of June 30, 2011, the remaining amortization period for the debt discount was approximately 14.5, 22.0 and 4.5 years for the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures were 8.25%, 8.01% and 7.625%, respectively.

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,
	Income	Common Shares	Per Common
2011:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$36,281		$0.32
Loss from discontinued operations	(37,728)		(0.33)
Net loss	(1,447)	113,487	$(0.01)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	-	939
Diluted EPS
Income from continuing operations plus assumed conversions	36,353		$0.32
Loss from discontinued operations	(37,728)		(0.33)
Net loss plus assumed conversions	$(1,375)	114,701	$(0.01)

2010:
Basic EPS
Income from continuing operations	$23,745		$0.20
Loss from discontinued operations	(12,146)		(0.10)
Net income	11,599	117,434	$0.10
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	-	407
Diluted EPS
Income from continuing operations plus assumed conversions	23,817		$0.20
Loss from discontinued operations	(12,146)		(0.10)
Net income plus assumed conversions	$11,671	118,116	$0.10

	Six months ended June 30,
	Income	Common Shares	Per Common
2011:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$85,436		$0.75
Loss from discontinued operations	(57,579)		(0.51)
Net income	27,857	113,806	$0.24
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	275
Stock options, warrants and awards	-	1,000
Diluted EPS
Income from continuing operations plus assumed conversions	85,580		$0.74
Loss from discontinued operations	(57,579)		(0.50)
Net income plus assumed conversions	$28,001	115,081	$0.24

2010:
Basic EPS
Income from continuing operations	$81,186		$0.69
Loss from discontinued operations	(18,735)		(0.16)
Net income	62,451	117,598	$0.53
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	275
Stock options, warrants and awards	-	412
Diluted EPS
Income from continuing operations plus assumed conversions	81,330		$0.69
Loss from discontinued operations	(18,735)		(0.16)
Net income plus assumed conversions	$62,595	118,285	$0.53

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

During the three and six months ended June 30, 2011 and 2010, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the three months ended June 30, 2011 and 2010 totaled 2.4 million and 4.8 million, respectively, and for the six months ended June 30, 2011 and 2010, totaled 2.6 million and 6.2 million respectively.

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

As of June 30, 2011, the Company has made cumulative payments of approximately $2.1 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $2.1 million at December 31, 2010, of which approximately $1.0 million was utilized in the six months ended June 30, 2011.  The remaining liabilities of $1.1 million at June 30, 2011 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-outs) and will be settled as these matters are finalized.

Omnicare Full Potential Program:

In connection with the previously disclosed “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth, which was completed in 2010, the Company had liabilities of approximately $7.7 million at December 31, 2010, of which $2.1 million was utilized in the six months ended June 30, 2011.  The remaining liabilities of $5.6 million at June 30, 2011 represents amounts not yet paid relating to actions taken in connection with the program (primarily lease termination payments) and will be settled as these matters are finalized.

Note 8 – Commitments and Contingencies

Omnicare continuously evaluates contingencies based upon the best available information.  The Company believes that liabilities have been recorded to the extent necessary in cases where the outcome is considered probable and reasonably estimable.  To the extent that resolution of contingencies results in amounts that vary from the Company’s recorded liabilities, future earnings will be charged or credited accordingly.  The following supplements the legal matters described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010, as set forth in the Company's 2010 Annual Report.

On December 13, 2010, a qui tam complaint entitled United States ex rel. Bartz v. Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson, Janssen Pharmaceutica, Inc., Janssen Pharmaceutica Products, LP, McKesson Corporation, McKesson Specialty Pharmaceutical, LLC and Omnicare, Inc., Civil Action No. 05-cv-6010, which had been filed under seal with the U.S. District Court in Philadelphia, Pennsylvania, was ordered unsealed by the court.  The complaint was brought by Scott Bartz, a former employee of Johnson & Johnson, as a private party qui tam relator on behalf of the federal government and several state and local governments.  The U.S. Department of Justice has notified the court that it has declined to intervene.  The action alleges civil violations of the False Claims Act based on allegations that Johnson & Johnson and its affiliates provided the Company and McKesson with rebates, free drugs and other remuneration in order to limit Johnson & Johnson’s rebate liability to Medicaid.  The court granted Johnson & Johnson’s motion to transfer the action to U.S. District Court in Boston, Massachussets in February 2011.  The Company filed a motion to dismiss the complaint on May 27, 2011.  On June 10, 2011, the relator filed a notice of intent to voluntarily dismiss its claims against the Company, which is pending.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On October 29, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court.  The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments.  The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon's drugs in violation of the Anti-Kickback Statute.  The U.S. Department of Justice has notified the court that it has declined to intervene in this action.  The Company filed a motion to dismiss the complaint on July 7, 2011.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

The Drug Enforcement Administration ("DEA") is investigating alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company's pharmacies in Ohio.  The United States Attorney's Office, Northern District of Ohio ("AUSA"), is conducting an investigation relating to this matter, and may seek monetary penalties.  The AUSA is also conducting a criminal investigation of the Company and several current and former employees in connection with the DEA audits.  The Company is cooperating with these investigations and intends to vigorously defend itself if these matters are pursued.  The Company recorded a provision for this matter in the quarters ended June 30, 2011 and December 31, 2010.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs.  Plaintiff alleges that the Board and senior management caused the company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability.  On April 27, 2011 the court entered an order denying defendants’ motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim.  Defendants have filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff has moved to dismiss that appeal on the grounds that the order denying defendants’ motion to dismiss is not subject to an immediate appeal under Kentucky law.  The individual defendants have denied all allegations of wrongdoing, believe the claims against them to be completely without merit and intend to vigorously defend themselves in this action.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  The Company filed a motion to dismiss the amended complaint on October 6, 2010.  On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint, which was filed in February 2011.  The Company filed a motion to dismiss the second amended complaint in March 2011.  The motion to dismiss the second amended complaint is scheduled to be heard on August 12, 2011.  The Company believes the allegations are without merit and intends to vigorously defend itself if pursued.

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

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act.  On November 1, 2010, the Company filed a motion to dismiss the lawsuit.  Relator responded and conceded to dismissal of one of the counts.  On July 7, 2011, the court granted the Company's motion in part and denied it in part.  The court granted the motion as to the allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations and submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations; the court dismissed those counts without prejudice.  The court denied the Company's motion as to the allegations that the Company violated certain FDA regulations regarding the storage and handling of a particular drug and retaliated against Relator.   The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney’s Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009.  Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA.  The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification.  The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities.  Violations of the corporate integrity agreement could subject the Company to significant monetary penalties.  Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations.  As a result of this review, pricing under certain of its consultant pharmacist services contracts have been increased and will continue to be increased, and these price increases have resulted and may continue to result in the loss of certain contracts.

In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26.  The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005.  The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief.  Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations.  The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case.  On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings.  On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint.  On February 4, 2011, the defendants filed a motion to dismiss the sole remaining claim in plaintiff's second amended complaint.  On July 14, 2011, the court granted both motions and deemed the third amended complaint filed.  This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering.  The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

The three and six months ended June 30, 2011 included charges of $19.8 million and $25.8 million, respectively, and approximately $29.4 million and $34.9 million for the three and six months ended June 30, 2010, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, certain large customer disputes, costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in ”Settlement, litigation and other related charges” of the Consolidated Statements of Income.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues.  Addressing these issues served to increase costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recoveries for these expenses continues to be reviewed by its outside advisors.  The company incurred increased costs/(credits) [net of recoveries] of approximately $0.7 million and $1.9 million for the three and six months ended June 30, 2010, respectively.

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

As part of its ongoing operations, the Company is also subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company is involved in various legal actions arising in the normal course of business.  At any point in time, the Company is in varying stages of discussions on these matters.  These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable.  Consequently, an estimate of the range of loss associated with certain actions cannot be made, and there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 10 – Guarantor Subsidiaries

The Company’s 6.125% Senior Subordinated Notes due 2013, the 6.875% Senior Subordinated Notes due 2015, the 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010 for the balance sheets, as well as the three and six months ended June 30, 2011 and 2010 for the statements of income, and the statements of cash flows for the six months ended June 30, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended June 30,
		Guarantor	Non-Guarantor	Consolidating/Eliminating	Omnicare, Inc.
2011:	Parent	Subsidiaries	Subsidiaries	Adjustments	and Subsidiaries
Net sales	$-	$1,523,824	$32,082	$-	$1,555,906
Cost of sales	-	1,197,232	22,281	-	1,219,513
Gross profit	-	326,592	9,801	-	336,393
Selling, general and administrative expenses	2,307	185,164	5,003	-	192,474
Provision for doubtful accounts	-	23,881	476	-	24,357
Settlement, litigation and other related charges	-	19,816	-	-	19,816
Other misellaneous charges	-	2,332	-	-	2,332
Operating income (loss)	(2,307)	95,399	4,322	-	97,414
Investment income	147	108	-	-	255
Interest expense, including amortization
of discount on convertible notes	(33,710)	(275)	-	-	(33,985)
Income (loss) from continuing operations
before income taxes	(35,870)	95,232	4,322	-	63,684
Income tax (benefit) expense	(13,443)	39,158	1,688	-	27,403
Income (loss) from continuing operations	(22,427)	56,074	2,634	-	36,281
Loss from discontinued operations	-	(36,297)	(1,431)	-	(37,728)
Equity of net income (loss) of subsidiaries	20,980	-	-	(20,980)	-
Net income (loss)	$(1,447)	$19,777	$1,203	$(20,980)	$(1,447)

2010:
Net sales	$-	$1,456,614	$34,811	$-	$1,491,425
Cost of sales	-	1,137,926	26,244	-	1,164,170
Gross profit	-	318,688	8,567	-	327,255
Selling, general and administrative expenses	1,118	181,151	3,650	-	185,919
Provision for doubtful accounts	-	20,422	564	-	20,986
Settlement, litigation and other related charges	-	29,361	-	-	29,361
Other miscellaneous charges	-	5,285	-	-	5,285
Operating income (loss)	(1,118)	82,469	4,353	-	85,704
Investment income	193	912	-	-	1,105
Interest expense, including amortization
of discount on convertible notes	(46,651)	(534)	-	-	(47,185)
Income (loss) from continuing operations
before income taxes	(47,576)	82,847	4,353	-	39,624
Income tax (benefit) expense	(17,656)	31,695	1,840	-	15,879
Income (loss) from continuing operations	(29,920)	51,152	2,513	-	23,745
Income (loss) from discontinued operations	-	(12,320)	174	-	(12,146)
Equity of net income (loss) of subsidiaries	41,519	-	-	(41,519)	-
Net income (loss)	$11,599	$38,832	$2,687	$(41,519)	$11,599

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Six months ended June 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$3,016,728	$64,749	$-	$3,081,477
Cost of sales	-	2,365,369	44,755	-	2,410,124
Gross profit	-	651,359	19,994	-	671,353
Selling, general and administrative expenses	5,907	367,964	8,770	-	382,641
Provision for doubtful accounts	-	47,932	955	-	48,887
Settlement, litigation and other related charges	-	25,829	-	-	25,829
Other misellaneous charges	-	4,221	-	-	4,221
Operating income (loss)	(5,907)	205,413	10,269	-	209,775
Investment income	363	188	-	-	551
Interest expense, including amortization
of discount on convertible notes	(68,057)	(600)	(6)	-	(68,663)
Income (loss) from continuing operations
before income taxes	(73,601)	205,001	10,263	-	141,663
Income tax (benefit) expense	(27,615)	79,870	3,972	-	56,227
Income (loss) from continuing operations	(45,986)	125,131	6,291	-	85,436
Loss from discontinued operations	-	(55,032)	(2,547)	-	(57,579)
Equity of net income (loss) of subsidiaries	73,843	-	-	(73,843)	-
Net income (loss)	$27,857	$70,099	$3,744	$(73,843)	$27,857

2010:
Net sales	$-	$2,913,904	$69,892	$-	$2,983,796
Cost of sales	-	2,262,324	52,873	-	2,315,197
Gross profit	-	651,580	17,019	-	668,599
Selling, general and administrative expenses	3,796	357,703	7,191	-	368,690
Provision for doubtful accounts	-	41,787	1,141	-	42,928
Settlement, litigation and other related charges	-	34,867	-	-	34,867
Other miscellaneous charges	-	11,050	-	-	11,050
Operating income (loss)	(3,796)	206,173	8,687	-	211,064
Investment income	386	2,383	-	-	2,769
Interest expense, including amortization
of discount on convertible notes	(82,324)	(800)	-	-	(83,124)
Income (loss) from continuing operations
before income taxes	(85,734)	207,756	8,687	-	130,709
Income tax (benefit) expense	(31,816)	78,117	3,222	-	49,523
Income (loss) from continuing operations	(53,918)	129,639	5,465	-	81,186
Loss from discontinued operations	-	(16,738)	(1,997)	-	(18,735)
Equity of net income of subsidiaries	116,369	-	-	(116,369)	-
Net income (loss)	$62,451	$112,901	$3,468	$(116,369)	$62,451

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of June 30, 2011 (Unaudited):	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$467,342	$36,946	$17,322	$-	$521,610
Restricted cash	-	2,403	-	-	2,403
Accounts receivable, net (including intercompany)	-	988,237	91,773	(78,828)	1,001,182
Inventories	-	349,496	7,101	-	356,597
Deferred income tax benefits, net-current	-	155,620	2,177	(603)	157,194
Other current assets	9,286	209,336	14,811	-	233,433
Current assets of discontinued operations	-	1,281	1,092	-	2,373
Total current assets	476,628	1,743,319	134,276	(79,431)	2,274,792
Properties and equipment, net	-	196,746	4,731	-	201,477
Goodwill	-	4,169,083	81,118	-	4,250,201
Identifiable intangible assets, net	-	234,283	7,065	-	241,348
Other noncurrent assets	43,971	101,378	115	-	145,464
Noncurrent assets of discontinued operations	-	5,176	7,596	-	12,772
Investment in subsidiaries	5,582,615	-	-	(5,582,615)	-
Total assets	$6,103,214	$6,449,985	$234,901	$(5,662,046)	$7,126,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$34,250	$501,772	$21,688	$(78,828)	$478,882
Current liabilities - discontinued operations	-	4,765	1,135	-	5,900
Long-term debt, notes and convertible debentures	1,943,561	12,416	-	-	1,955,977
Deferred income tax liabilities	324,903	444,582	15,317	(603)	784,199
Other noncurrent liabilities	-	100,596	-	-	100,596
Stockholders' equity	3,800,500	5,385,854	196,761	(5,582,615)	3,800,500
Total liabilities and stockholders' equity	$6,103,214	$6,449,985	$234,901	$(5,662,046)	$7,126,054

As of December 31, 2010 (unaudited):
ASSETS
Cash and cash equivalents	$460,778	$17,598	$16,108	$-	$494,484
Restricted cash	-	2,019	-	-	2,019
Accounts receivable, net (including intercompany)	-	997,585	25,085	(10,847)	1,011,823
Inventories	-	411,256	7,709	-	418,965
Deferred income tax benefits, net-current	-	145,886	5,198	(440)	150,644
Other current assets	538	319,268	12,801	-	332,607
Current assets of discontinued operations	-	41,366	5,888	-	47,254
Total current assets	461,316	1,934,978	72,789	(11,287)	2,457,796
Properties and equipment, net	-	200,442	4,275	-	204,717
Goodwill	-	4,154,723	80,098	-	4,234,821
Identifiable intangible assets, net	-	250,843	8,966	-	259,809
Other noncurrent assets	47,695	108,938	308	-	156,941
Noncurrent assets of discontinued operations	-	40,952	8,377	-	49,329
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$525,819	$20,718	$(10,847)	$571,893
Current liabilities - discontinued operations	-	11,645	10,716	-	22,361
Long-term debt, notes and convertible debentures	2,096,333	10,425	-	-	2,106,758
Deferred income tax liabilities	319,740	404,493	13,590	(440)	737,383
Other noncurrent liabilities	4,290	104,784	-	-	109,074
Stockholders' equity	3,815,944	5,633,710	129,789	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(52,090)	$330,115	$3,270	$281,295

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(19,521)	-	(19,521)
Divestiture of businesses, net	-	10,599	-	10,599
Capital expenditures	-	(17,042)	(1,181)	(18,223)
Other	-	(2,923)	(6)	(2,929)
Net cash flows used in investing activities	-	(28,887)	(1,187)	(30,074)

Cash flows from financing activities:
Payments on long-term borrowings and obligations	(175,664)	-	-	(175,664)
Increase (decrease) in cash overdraft balance	(2,546)	6,959	-	4,413
Payments for Omnicare common stock repurchase	(70,061)	-	-	(70,061)
Dividends paid	(8,258)	-	-	(8,258)
Other	315,183	(288,830)	(871)	25,482
Net cash flows from (used in) financing activities	58,654	(281,871)	(871)	(224,088)

Net increase (decrease) in cash and cash equivalents	6,564	19,357	1,212	27,133
Less increase (decrease) in cash and cash equivalents of
discontinued operations	-	9	(2)	7
Increase (decrease) in cash and cash equivalents of
continuing operations	6,564	19,348	1,214	27,126
Cash and cash equivalents at beginning of period	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of period	$467,342	$36,946	$17,322	$521,610

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(54,151)	$199,967	$7,761	$153,577

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(11,855)	-	(11,855)
Capital expenditures	-	(11,056)	(433)	(11,489)
Other	-	9,747	(3)	9,744
Net cash flows used in investing activities	-	(13,164)	(436)	(13,600)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(218,478)	-	-	(218,478)
Fees paid for financing arrangements	(17,028)	-	-	(17,028)
Increase in cash overdraft balance	5,067	(1,940)	-	3,127
Payments for Omnicare common stock repurchase	(49,154)	-	-	(49,154)
Dividends paid	(5,343)	-	-	(5,343)
Other	189,131	(193,717)	(3,921)	(8,507)
Net cash flows used in financing activities	179,195	(195,657)	(3,921)	(20,383)

Net increase (decrease) in cash and cash equivalents	125,044	(8,854)	3,404	119,594
Less increase in cash and cash equivalents of
discontinued operations	-	393	-	393
Increase (decrease) in cash and cash equivalents of
continuing operations	125,044	(9,247)	3,404	119,201
Cash and cash equivalents at beginning of period	230,866	32,202	12,639	275,707
Cash and cash equivalents at end of period	$355,910	$22,955	$16,043	$394,908

Note 10 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010 for the balance sheets, as well as the three and six months ended June 30, 2011 and 2010 for the statements of income and the statements of cash flows for the six months ended June 30, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.
Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended June 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,555,906	$-	$1,555,906
Cost of sales	-	-	1,219,513	-	1,219,513
Gross profit	-	-	336,393	-	336,393
Selling, general and administrative expenses	2,307	323	189,844	-	192,474
Provision for doubtful accounts	-	-	24,357	-	24,357
Settlement, litigation and other related charges	-	-	19,816	-	19,816
Other miscellaneous charges	-	-	2,332	-	2,332
Operating income (loss)	(2,307)	(323)	100,044	-	97,414
Investment income	147	-	108	-	255
Interest expense, including amortization					-
of discount on convertible notes	(33,710)	-	(275)	-	(33,985)
Income (loss) from continuing operations
before income taxes	(35,870)	(323)	99,877	-	63,684
Income tax (benefit) expense	(13,443)	(121)	40,967	-	27,403
Income (loss) from continuing operations	(22,427)	(202)	58,910	-	36,281
Loss from discontinued operations	-	-	(37,728)	-	(37,728)
Equity of net income (loss) of subsidiaries	20,980	-	-	(20,980)	-
Net income (loss)	$(1,447)	$(202)	$21,182	$(20,980)	$(1,447)

2010:
Net sales	$-	$-	$1,491,425	$-	$1,491,425
Cost of sales	-	-	1,164,170	-	1,164,170
Gross profit	-	-	327,255	-	327,255
Selling, general and administrative expenses	1,118	336	184,465	-	185,919
Provision for doubtful accounts	-	-	20,986	-	20,986
Settlement, litigation and other related charges	-	-	29,361	-	29,361
Other miscellaneous charges	-	-	5,285	-	5,285
Operating income (loss)	(1,118)	(336)	87,158	-	85,704
Investment income	193	-	912	-	1,105
Interest expense, including amortization
of discount on convertible notes	(46,651)	-	(534)	-	(47,185)
Income (loss) from continuing operations
before income taxes	(47,576)	(336)	87,536	-	39,624
Income tax (benefit) expense	(17,656)	(125)	33,660	-	15,879
Income (loss) from continuing operations	(29,920)	(211)	53,876	-	23,745
Loss from discontinued operations	-	-	(12,146)	-	(12,146)
Equity of net income of subsidiaries	41,519	-	-	(41,519)	-
Net income (loss)	$11,599	$(211)	$41,730	$(41,519)	$11,599

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Six months ended June 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$3,081,477	$-	$3,081,477
Cost of sales	-	-	2,410,124	-	2,410,124
Gross profit	-	-	671,353	-	671,353
Selling, general and administrative expenses	5,907	669	376,065	-	382,641
Provision for doubtful accounts	-	-	48,887	-	48,887
Settlement, litigation and other related charges	-	-	25,829	-	25,829
Other miscellaneous charges	-	-	4,221	-	4,221
Operating income (loss)	(5,907)	(669)	216,351	-	209,775
Investment income	363	-	188	-	551
Interest expense, including amortization
of discount on convertible notes	(68,057)	-	(606)	-	(68,663)
Income (loss) from continuing operations
before income taxes	(73,601)	(669)	215,933	-	141,663
Income tax (benefit) expense	(27,615)	(251)	84,093	-	56,227
Income (loss) from continuing operations	(45,986)	(418)	131,840	-	85,436
Loss from discontinued operations	-	-	(57,579)	-	(57,579)
Equity of net income (loss) of subsidiaries	73,843	-	-	(73,843)	-
Net income (loss)	$27,857	$(418)	$74,261	$(73,843)	$27,857

2010:
Net sales	$-	$-	$2,983,796	$-	$2,983,796
Cost of sales	-	-	2,315,197	-	2,315,197
Gross profit	-	-	668,599	-	668,599
Selling, general and administrative expenses	3,796	635	364,259	-	368,690
Provision for doubtful accounts	-	-	42,928	-	42,928
Settlement, litigation and other related charges	-	-	34,867	-	34,867
Other miscellaneous charges	-	-	11,050	-	11,050
Operating income (loss)	(3,796)	(635)	215,495	-	211,064
Investment income	386	-	2,383	-	2,769
Interest expense, including amortization
of discount on convertible notes	(82,324)	-	(800)	-	(83,124)
Income (loss) from continuing operations
before income taxes	(85,734)	(635)	217,078	-	130,709
Income tax (benefit) expense	(31,816)	(236)	81,575	-	49,523
Income (loss) from continuing operations	(53,918)	(399)	135,503	-	81,186
Loss from discontinued operations	-	-	(18,735)	-	(18,735)
Equity of net income of subsidiaries	116,369	-	-	(116,369)	-
Net income (loss)	$62,451	$(399)	$116,768	$(116,369)	$62,451

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of June 30, 2011 (Unaudited):	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$467,342	$-	$54,268	$-	$521,610
Restricted cash	-	-	2,403	-	2,403
Accounts receivable, net (including intercompany)	-	122	1,001,182	(122)	1,001,182
Inventories	-	-	356,597	-	356,597
Deferred income tax benefits, net-current	-	-	157,797	(603)	157,194
Other current assets	9,286	-	224,147	-	233,433
Current assets of discontinued operations	-	-	2,373	-	2,373
Total current assets	476,628	122	1,798,767	(725)	2,274,792
Properties and equipment, net	-	14	201,463	-	201,477
Goodwill	-	19	4,250,182	-	4,250,201
Identifiable intangible assets, net	-	-	241,348	-	241,348
Other noncurrent assets	43,971	-	101,493	-	145,464
Noncurrent assets of discontinued operations	-	-	12,772	-	12,772
Investment in subsidiaries	5,582,615	-	-	(5,582,615)	-
Total assets	$6,103,214	$155	$6,606,025	$(5,583,340)	$7,126,054

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$34,250	$34	$444,720	$(122)	$478,882
Current liabilities - discontinued operations	-	-	5,900	-	5,900
Long-term debt, notes and convertible debentures	1,943,561	-	12,416	-	1,955,977
Deferred income tax liabilities	324,903	-	459,899	(603)	784,199
Other noncurrent liabilities	-	-	100,596	-	100,596
Stockholders' equity	3,800,500	121	5,582,494	(5,582,615)	3,800,500
Total liabilities and stockholders' equity	$6,103,214	$155	$6,606,025	$(5,583,340)	$7,126,054

As of December 31, 2010 (unaudited):
ASSETS
Cash and cash equivalents	$460,778	$-	$33,706	$-	$494,484
Restricted cash	-	-	2,019	-	2,019
Accounts receivable, net (including intercompany)	-	68	1,011,755	-	1,011,823
Inventories	-	-	418,965	-	418,965
Deferred income tax benefits, net-current	-	-	151,084	(440)	150,644
Other current assets	538	-	332,069	-	332,607
Current assets of discontinued operations	-	-	47,254	-	47,254
Total current assets	461,316	68	1,996,852	(440)	2,457,796
Properties and equipment, net	-	16	204,701	-	204,717
Goodwill	-	19	4,234,802	-	4,234,821
Identifiable intangible assets, net	-	-	259,809	-	259,809
Other noncurrent assets	47,695	-	109,246	-	156,941
Noncurrent assets of discontinued operations	-	-	49,329	-	49,329
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$-	$535,690	$-	$571,893
Current liabilities - discontinued operations	-	-	22,361	-	22,361
Long-term debt, notes and convertible debentures	2,096,333	-	10,425	-	2,106,758
Deferred income tax liabilities	319,740	-	418,083	(440)	737,383
Other noncurrent liabilities	4,290	-	104,784	-	109,074
Stockholders' equity	3,815,944	103	5,763,396	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(52,090)	$-	$333,385	$281,295

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(19,521)	(19,521)
Divestiture of businesses, net	-	-	10,599	10,599
Capital expenditures	-	-	(18,223)	(18,223)
Other	-	-	(2,929)	(2,929)
Net cash flows used in investing activities	-	-	(30,074)	(30,074)

Cash flows from financing activities:
Payments on long-term borrowings and obligations	(175,664)	-	-	(175,664)
Increase (decrease) in cash overdraft balance	(2,546)	-	6,959	4,413
Payments for Omnicare common stock repurchase	(70,061)	-	-	(70,061)
Dividends paid	(8,258)	-	-	(8,258)
Other	315,183	-	(289,701)	25,482
Net cash flows from (used in) financing activities	58,654	-	(282,742)	(224,088)

Net increase (decrease) in cash and cash equivalents	6,564	-	20,569	27,133
Less increase in cash and cash equivalents of	-
discontinued operations	-	-	7	7
Increase (decrease) in cash and cash equivalents of
continuing operations	6,564	-	20,562	27,126
Cash and cash equivalents at beginning of period	460,778	-	33,706	494,484
Cash and cash equivalents at end of period	$467,342	$-	$54,268	$521,610

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(54,151)	$-	$207,728	$153,577

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(11,855)	(11,855)
Capital expenditures	-	-	(11,489)	(11,489)
Other	-	-	9,744	9,744
Net cash flows used in investing activities	-	-	(13,600)	(13,600)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligaitons	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(218,478)	-	-	(218,478)
Fees paid for financing arrangements	(17,028)	-	-	(17,028)
Increase in cash overdraft balance	5,067	-	(1,940)	3,127
Payments for Omnicare common stock repurchase	(49,154)	-	-	(49,154)
Dividends paid	(5,343)	-	-	(5,343)
Other	189,131	-	(197,638)	(8,507)
Net cash flows from (used in) financing activities	179,195	-	(199,578)	(20,383)

Net increase (decrease) in cash and cash equivalents	125,044	-	(5,450)	119,594
Less increase in cash and cash equivalents of
discontinued operations	-	-	393	393
Increase (decrease) in cash and cash equivalents of
continuing operations	125,044	-	(5,843)	119,201
Cash and cash equivalents at beginning of period	230,866	-	44,841	275,707
Cash and cash equivalents at end of period	$355,910	$-	$38,998	$394,908

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

Executive Overview

Omnicare, Inc. (“Omnicare” or the “Company”) is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  At June 30, 2011, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,376,000 beds relating to continuing operations, including approximately 93,000 patients served by the patient assistance programs of its specialty pharmacy services business.  Omnicare services customers in all 50 states in the United States, the District of Columbia and Canada at June 30, 2011.  For the three and six months ended June 30, 2011, Omnicare dispensed approximately 30,353,000 and 61,024,000 prescriptions, respectively.

In the first six months of 2011, the Company continued its heightened operational focus to improve the Company’s customer service and focus on driving consistent organic growth.  This focus consists of management team changes, redefining the organizational structure, beginning to insource certain administrative functions, improving employee relations, reallocating resources to align employee interests, reinforcing a commitment to compliance, and an overall organization-wide focus on the customer.  In the first six months of 2011, the Company believes it began to see some of the benefits of these efforts through positive trends in certain of its key business metrics, as beds served and scripts dispensed increased over the prior year periods.  Additionally, the Company’s specialty care business continued its strong performance.  Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and  its relative position in the growing specialty care market supported by strong cash flows.  Omnicare believes its business model positions the Company to benefit (presently and in the future) from certain factors including the favorable impact of branded drug price inflation and the increased availability of generic drugs.  Increased generic usage also benefits Omnicare’s payors, including facility customers and government-sponsored health programs, by lowering their healthcare costs.  During the first six months of 2011, the Company’s strong cash flow enabled Omnicare to pay off $175 million of long-term debt and also to return approximately 28% of the Company’s operating cash flow from continuing operations to shareholders, through dividends (which were increased from 3.25 cents per common share to 4.0 cents per common share during the second quarter of 2011) and share repurchases.

In connection with the reallocation of resources started in the second half of 2010 and the previously disclosed unfavorable market conditions experienced by its Contract Research Services organization (“CRO Services”) business, the Company committed to a plan to divest its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011.  Also, in the second quarter of 2011, the Company divested its Tidewater Group Purchasing Organization (“Tidewater”).  The Company determined that the CRO Services and Tidewater businesses were no longer good strategic fits within the Company’s portfolio of assets.  Following the discontinuance of the operations of its Clinical Research business, Omnicare operates in one segment, the Pharmacy Services Segment.  The Company is currently evaluating its overall organizational structure and the related internal financial and operational reporting.  It is anticipated that this review will be completed during the second half of 2011.  Upon completion of this review, changes, if any, in internal financial reporting will be reflected in the Company’s periodic filings.

Regulatory Matters Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs.  As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs.  For example, pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “ACA”), Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule requiring long-term care pharmacies to dispense branded oral solid medications (other than antibiotics) every 14 days, rather than the current practice of every 30 days, effective as of January 1, 2013.  The proposed rule would have required dispensing for all branded medications every 7 days, effective as of January 1, 2012.  The Company does not believe this change will have a material impact on the Company’s results of operations, cash flows or financial condition.  Further, CMS is currently evaluating changes to the reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A which could, under one scenario, result in a payment decrease of 11.3% from fiscal year 2011 to 2012.  There can be no assurance that these or other legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement, increased operational costs, the assessment of penalties on the Company by regulators, and the potential loss of licenses by the Company and/or its customers.

Results of Operations for the Three and Six Months Ended June 30, 2011

The following summary table presents consolidated financial information and results of operations of Omnicare (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended,		Six months ended,
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,555,906	$1,491,425	$3,081,477	$2,983,796
Gross profit	336,393	327,255	671,353	668,599
Selling, general and administrative expenses	192,474	185,919	382,641	368,690
Provision for doubtful accounts	24,357	20,986	48,887	42,928
Investment income	255	1,105	551	2,769
Interest expense	(27,996)	(39,712)	(56,801)	(68,320)
Effective income tax rate	43.0%	40.1%	39.7%	37.9%

Income from continuing operations	$36,281	$23,745	$85,436	$81,186
Discontinued operations	(37,728)	(12,146)	(57,579)	(18,735)
Net income (loss)	$(1,447)	$11,599	$27,857	$62,451

Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.32	$0.20	$0.75	$0.69
Discontinued operations	(0.33)	(0.10)	(0.51)	(0.16)
Net income (loss)	$(0.01)	$0.10	$0.24	$0.53

Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.32	$0.20	$0.74	$0.69
Discontinued operations	(0.33)	(0.10)	(0.50)	(0.16)
Net income (loss)	$(0.01)	$0.10	$0.24	$0.53

EBITDA from continuing operations(b)	$124,180	$110,696	$262,478	$264,160

EBITDA from continuing operations reconciliation to net cash flows from operating activities:
EBITDA from continuing operations(b)	$124,180	$110,696	$262,478	$264,160
(Subtract)/Add:
Interest expense, net of investment income	(27,741)	(38,607)	(56,250)	(65,551)
Income tax provision	(27,403)	(15,879)	(56,227)	(49,523)
Debt redemption costs, net	(187)	2,060	(1,266)	2,060
Tender premium	-	(7,323)	-	(7,323)
Changes in assets and liabilities, net of effects
from acquisition and divestitures of businesses	68,097	(15,690)	132,140	9,126
Net cash flows from operating activities
of continuing operations	136,946	35,257	280,875	152,949
Net cash flows from operating activities
of discontinued operations	(26)	303	420	628
Net cash flows from operating activities	$136,920	$35,560	$281,295	$153,577

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

Net Sales
For the three and six months ended June 30, 2011, Omnicare dispensed approximately 30,353,000 and 61,024,000 prescriptions, respectively in comparison to approximately 29,762,000 and 59,978,000 prescriptions dispensed during the same prior-year periods.  Net sales for the three and six months ended June 30, 2011 were impacted primarily by the favorable impact of drug price inflation and growth in specialty pharmacy services.  Partially offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement coupled with competitive pricing issues as well as a slightly lower average number of net beds served year-over-year.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to adversely impact the Company.

Gross Profit
Gross profit as a percentage of total net sales was 21.6% and 21.8% in the three and six months ended June 30, 2011, versus 21.9% and 22.4%, respectively, in the comparable 2010 periods.  Gross profit was unfavorably affected in the 2011 periods by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues and a lower average number of net beds served year-over-year as well as by increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure.  Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, as well as the favorable dollar effect of drug price inflation.

Selling, General and Administrative Expenses
Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.4% and 12.4% in the three and six months ended June 30, 2011, respectively, versus 12.5% and 12.4%, respectively, in the comparable prior-year periods.  Operating expenses for the 2011 period were unfavorably impacted by increased payroll and employee benefit costs as well as other costs associated with Omnicare’s initiatives to improve its organizational structure and customer service which were offset primarily by continued progress in the Company’s non-drug purchasing program.

Provision for Doubtful Accounts
The increase in the provision for doubtful accounts in the three and six months ended June 30, 2011 is related to the decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation and the Company’s ongoing efforts to continue to resolve these matters with customers.

Investment Income
Investment income for the three and six months ended June 30, 2011 was lower than the amount earned in the comparable prior-year period, due primarily to lower invested balances in the 2011 periods, related largely to the liquidation of rabbi trust assets in the second half of 2010 and the first half of 2011 to fund payments to former participants in the Company’s excess benefit plan.

Interest Expense
Interest expense was lower in 2011 than the prior-year periods primarily due to certain debt redemption costs recorded in 2010, including the write-off of debt issuance costs, related to the Company’s purchase of $217 million aggregate principal amount of its  outstanding 6.75% Senior Notes in the second quarter of 2010.

Effective Income Tax Rate
The effective tax rate for the 2011 periods was slightly higher than the prior year periods due largely to certain non-deductible litigation costs in the 2011 periods.  The quarterly and year-to-date effective tax rates in 2011 and 2010 are higher than the federal statutory rate largely as a result of the impact of state and local income taxes and the aforementioned non-deductible litigation costs.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Financial results from continuing operations included the items presented in the table below.  Management considers these special items as not part of the core operating results of the Company and/or non-cash in nature (pretax):

	Three months ended,		Six months ended,
	June 30,		June 30,
	2011	2010	2011	2010

Settlement, litigation and other related charges (i)	$19,816	$29,361	$25,829	$34,867
Other miscellaneous charges, net (ii)	2,332	5,751	4,221	11,959
Amortization of discount on convertible notes (iii)	5,989	7,473	11,862	14,804
Debt redemption costs (iii)	-	9,384	1,079	9,384
Total	$28,137	$51,969	$42,991	$71,014

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.
(ii)	See further discussion at the “Other Miscellaneous Charges” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.
(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Discontinued Operations

Net income for the three and six months ended June 30, 2011, was significantly impacted by losses from the divestiture of discontinued operations.  The loss from operations of the home healthcare and related ancillary businesses (the "Disposal Group") and Tidewater (collectively the “Non-Core Disposal Group”) for the three and six months ended June 30, 2011, in comparison to the same prior year period, primarily reflects the divestiture of the home infusion portion of the Disposal Group and the divestiture of Tidewater in April 2011.  For the three and six months ended June 30, 2011, the Non-Core Disposal Group recorded an impairment loss of $5.1 million to reduce the carrying value of Tidewater to fair value based on the final terms of the divestiture.  For the three and six months ended June 30, 2010, the Non-Core Disposal Group recorded an impairment loss of $10.3 million to reduce the carrying value of the Disposal Group to fair value as of June 30, 2010.

The operating loss in the CRO Services business was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.  For the three and six months ended June 30, 2011, CRO Services recorded an impairment loss of $10.9 million and $51.8 million, respectively, to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at June 30, 2011 were $524.0 million compared with $496.5 million at December 31, 2010 (including restricted cash amounts of $2.4 million and $2.0 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $280.9 million during the six months ended June 30, 2011, compared with net cash flows from operating activities of continuing operations totaling $152.9 million during the six months ended June 30, 2010.  Compared to the same prior year period, operating cash flow was favorably impacted by the year-over-year change in inventories, accounts payable and non trade receivables which was partially offset by the unfavorable impact of the year-over-year change in trade accounts receivable.  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the six months ended June 30, 2011 and 2010 of $5.9 million and $15.3 million, respectively ($153.5 million cumulative, the recorded deferred tax liability, as of June 30, 2011).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $29.7 million and $13.4 million for the six months ended June 30, 2011 and 2010, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $19.5 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first six months of 2011.  Acquisitions of businesses during the first six months of 2010 required $11.9 million of cash payments (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) which were primarily funded by invested cash and operating cash flows.  In the three and six months ended June 30, 2011, the Company had net cash inflows of approximately $10.6 million relating to the divestiture of its CRO Services and Tidewater businesses.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities of continuing operations was $224.1 million for the six months ended June 30, 2011 as compared to $20.4 million for the comparable prior-year period.  In the six months ended 2011, the Company redeemed $175 million of its 6.125% Senior Subordinated Notes.  During the first six months of 2010, the Company completed its issuance of $400 million of 7.75% Senior Subordinated Notes (the “7.75% Notes”), purchased approximately $217 million of the Company’s 6.75% Senior Subordinated Notes due 2013 and paid down $125 million on its senior term A loan facility, maturing on July 28, 2010.  Further, on May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authority extending until December 31, 2012.  In the six months ended June 30, 2011, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million, versus 2.0 million shares at an aggregate cost of approximately $49 million in the prior period.  At June 30, 2011, there were no outstanding borrowings under the Revolving Credit Facility.

On May 26, 2011, the Company’s Board of Directors declared a quarterly cash dividend of 4.00 cents per common share, an increase from the previous dividend rate of 3.25 cents per common share, for an indicated annual rate of 15.25 cents per common share for 2011, which is greater than the annual dividends per share actually paid in 2010 of 11 cents.  Further, aggregate dividends paid of $8.3 million during the six months ended June 30, 2011 were greater than those paid in the comparable prior-year period by approximately $3 million.

There were no known material commitments and contingencies outstanding at June 30, 2011, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2011, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2010 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,372,500	$-	$75,000	$525,000	$1,772,500
Capital lease obligations	15,919	3,503	8,472	3,944	-
Operating lease obligations	125,099	29,397	50,613	29,008	16,081
Purchase obligations	38,631	33,311	5,320	-	-
Other current obligations	233,644	233,644	-	-	-
Other long-term obligations	100,596	-	67,744	20,408	12,444
Subtotal	2,886,389	299,855	207,149	578,360	1,801,025
Future interest costs relating to debt
and capital lease obligations	1,298,455	108,621	211,686	187,165	790,983
Total contractual cash obligations (a)	$4,184,844	$408,476	$418,835	$765,525	$2,592,008

(a)	In addition, the Company has contractual cash obligations of approximately $1.2 million related to discontinued operations at June 30, 2011, primarily related to operating lease obligations.

As of June 30, 2011, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2011, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2010 Annual Report.
Critical Accounting Policies

The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s 2010 Annual Report.

Allowance for Doubtful Accounts

The allowance for doubtful accounts as of June 30, 2011 was $400.8 million, compared with $401.0 million at December 31, 2010.  The allowance for doubtful accounts represented 28.6% and 28.4% of gross receivables (net of contractual allowance adjustments) as of June 30, 2011 and December 31, 2010, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of June 30, 2011 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $14.0 million.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.  Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated.  The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the continued successful integration of acquired companies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with the Company’s Corporate Integrity Agreements.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its swap agreements related to certain of the Company’s borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on fixed to floating rate swap agreements for certain debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  In connection with its offering of $400.0 million of 7.75% Senior Notes during 2010, the Company entered into a Swap Agreement on all $400.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreement”).  Under the 7.75% Swap Agreement, which hedges against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%.  The estimated LIBOR-based floating rate (including the 3.87% spread) was 4.27% at June 30, 2011 (a 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $4.0 million per year).

For information regarding the fair value of the Company’s fixed-rate debt facilities, see the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in Omnicare’s 2010 Annual Report and Form 10-Q Quarterly Report for the quarter ended March 31, 2011.

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors previously disclosed in Part I, Item 1A of Omnicare’s 2010 Annual Report.  In connection with the divestiture of the Company’s Contract Research Services (“CRO Services”) organization, any references to CRO Services in the Risk Factors are no longer applicable.  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2., of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2010 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended June 30, 2011 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1 - 30, 2011	3	$31.99	-	$68,426
May 1 - 31, 2011	720	31.65	700	146,276
June 1 - 30, 2011	550	31.42	550	128,997
Total	1,273	$31.52	1,250	$128,997

(a) During the second quarter of 2011, the Company purchased 23 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million. On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012. In the six months ended June 30, 2011, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million, for a cumulative amount of approximately 6.7 million shares and approximately $171 million through June 30, 2011. Accordingly, the Company had approximately $129 million of combined share repurchase authority remaining as of June 30, 2011.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omnicare, Inc.
Registrant

Date: July 26, 2011	By:	/s/ John L. Workman
John L. Workman
President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

E-1