Form 10-Q
period 2011-09-30
OMNICARE INC
filed 2011-10-25
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Common Stock Outstanding
	Number of Shares	Date
Common Stock, $1 par value	114,341,314	September 30, 2011

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2011

INDEX

		PAGE
PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Statements of Income -
	Three and nine months ended – September 30, 2011 and 2010	3

	Consolidated Balance Sheets -
	September 30, 2011 and December 31, 2010	4

	Consolidated Statements of Cash Flows -
	Nine months ended – September 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	44

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 6.	EXHIBITS	49

 PART I - FINANCIAL INFORMATION:

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$1,544,360	$1,516,207	$4,625,837	$4,500,003
Cost of sales	1,198,299	1,182,815	3,608,423	3,498,012
Gross profit	346,061	333,392	1,017,414	1,001,991
Selling, general and administrative expenses	191,293	190,745	573,934	559,435
Provision for doubtful accounts	24,255	22,376	73,142	65,304
Settlement, litigation and other related charges	6,742	36,731	32,571	71,598
Separation, benefit plan termination and related costs	-	64,760	-	64,760
Other miscellaneous charges	6,718	8,022	10,939	19,072
Operating income	117,053	10,758	326,828	221,822
Investment income	21	4,096	572	6,865
Interest expense	(49,840)	(30,975)	(106,641)	(99,295)
Amortization of discount on convertible notes	(6,107)	(7,615)	(17,969)	(22,419)
Income (loss) from continuing operations before income taxes	61,127	(23,736)	202,790	106,973
Income tax expense (benefit)	23,343	(14,100)	79,570	35,423
Income (loss) from continuing operations	37,784	(9,636)	123,220	71,550
Loss from discontinued operations	(9,900)	(93,630)	(67,479)	(112,365)
Net income (loss)	$27,884	$(103,266)	$55,741	$(40,815)

Earnings (loss) per common share - Basic:
Continuing operations	$0.34	$(0.08)	$1.09	$0.61
Discontinued operations	(0.09)	(0.81)	(0.59)	(0.96)
Net income (loss)	$0.25	$(0.89)	$0.49	$(0.35)
Earnings (loss) per common share - Diluted:
Continuing operations	$0.33	$(0.08)	$1.07	$0.61
Discontinued operations	(0.09)	(0.81)	(0.59)	(0.96)
Net income (loss)	$0.24	$(0.89)	$0.49	$(0.35)
Dividends per common share	$0.0400	$0.0325	$0.1125	$0.0775
Weighted average number of common shares outstanding:
Basic	112,729	115,554	113,443	116,909
Diluted	114,644	115,554	114,930	117,520
Comprehensive income (loss)	$24,002	$(69,432)	$48,946	$(8,245)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$679,643	$494,484
Restricted cash	1,999	2,019
Accounts receivable, less allowances of $378,418 (2010-$401,027)	953,836	1,011,823
Inventories	357,642	418,965
Deferred income tax benefits	154,471	150,644
Other current assets	210,006	332,607
Current assets of discontinued operations	3,330	47,254
Total current assets	2,360,927	2,457,796

Properties and equipment, at cost less accumulated depreciation of $309,483 (2010-$284,533)	213,283	204,717
Goodwill	4,301,702	4,234,821
Identifiable intangible assets, less accumulated amortization of $237,452 (2010-$219,107)	250,229	259,809
Other noncurrent assets	200,163	156,941
Noncurrent assets of discontinued operations	69	49,329
Total noncurrent assets	4,965,446	4,905,617
Total assets	$7,326,373	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$225,980	$233,396
Accrued employee compensation	61,216	59,417
Current debt	26,298	3,537
Other current liabilities	211,906	275,543
Current liabilities of discontinued operations	8,546	22,361
Total current liabilities	533,946	594,254
Long-term debt, notes and convertible debentures (Note 5)	2,116,632	2,106,758
Deferred income tax liabilities	785,351	737,383
Other noncurrent liabilities	108,193	109,074
Total noncurrent liabilities	3,010,176	2,953,215
Total liabilities	3,544,122	3,547,469
Commitments and contingencies (Note 8)
Stockholders' equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $1 par value, 200,000,000 shares authorized, 131,671,200 shares issued (2010-129,634,300 shares issued)	131,671	129,634
Paid in capital (Note 5)	2,481,581	2,424,978
Retained earnings	1,622,649	1,579,672
Treasury stock, at cost-17,329,900 shares (2010-13,011,700 shares )	(459,859)	(333,554)
Accumulated other comprehensive income	6,209	15,214
Total stockholders' equity	3,782,251	3,815,944
Total liabilities and stockholders' equity	$7,326,373	$7,363,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$55,741	$(40,815)
Add: Loss from discontinued operations	67,479	112,365
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	35,544	34,192
Amortization expense	61,782	84,185
Write-off of debt issuance costs, net	5,260	2,060
Debt redemption tender premium	(16,144)	(7,591)
Benefit plan termination and related costs	-	25,187
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	76,645	105,726
Inventories	65,950	(8,527)
Other current and noncurrent assets	104,030	(11,138)
Accounts payable	(24,395)	(46,616)
Accrued employee compensation	1,993	4,739
Current and noncurrent liabilities	14,056	15,468
Net cash flows from operating activities of continuing operations	447,941	269,235
Net cash flows from operating activities of discontinued operations	869	1,473
Net cash flows from operating activities	448,810	270,708
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(101,844)	(111,483)
Divestiture of businesses, net	10,599	-
Capital expenditures	(39,080)	(18,285)
Other	(2,812)	10,522
Net cash flows used in investing activities of continuing operations	(133,137)	(119,246)
Net cash flows used in investing activities of discontinued operations	(567)	(401)
Net cash flows used in investing activities	(133,704)	(119,647)
Cash flows from financing activities:
Payments on Term A loan	-	(125,000)
Proceeds from long-term borrowings and obligations	600,000	400,000
Payments on long-term borrowings and obligations	(626,921)	(227,373)
Fees paid for financing arrangements	(12,222)	(17,028)
Increase in cash overdraft balance	6,585	4,752
Proceeds (payments) for stock awards and exercise of stock options, net of stock tendered in payment	33,085	(13,308)
Payments for Omnicare common stock repurchase (Note 2)	(120,114)	(82,761)
Dividends paid	(12,745)	(9,109)
Other	2,687	(4,615)
Net cash flows used in financing activities of continuing operations	(129,645)	(74,442)
Net cash flows used in financing activities of discontinued operations	-	-
Net cash flows used in financing activities	(129,645)	(74,442)
Net increase in cash and cash equivalents	185,461	76,619
Less increase in cash and cash equivalents of discontinued operations	302	1,072
Increase in cash and cash equivalents of continuing operations	185,159	75,547
Cash and cash equivalents at beginning of period	494,484	275,707
Cash and cash equivalents at end of period	$679,643	$351,254

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED

Note 1 – Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Current Report on Form 8-K dated July 29, 2011 (“July 2011 Current Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the July 2011 Current Report and any related updates included in the Company’s periodic quarterly Securities and Exchange Commission (“SEC”) filings.  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.  All amounts disclosed in the Consolidated Financial Statements and related notes are presented on a continuing operations basis unless otherwise stated.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and stock awards totaled approximately $5.3 million and $15.7 million for the three and nine months ended September 30, 2011, respectively, and approximately $22.4 million and $34.2 million for the three and nine months ended September 30, 2010, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2011
	Current and 0-180 Days Past-Due	181 Days and Over Past-Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$271,348	$213,738	$485,086
Facility payors	386,024	218,459	604,483
Private Pay payors	85,666	157,019	242,685

Total gross accounts receivable	$743,038	$589,216	$1,332,254

	December 31, 2010
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$260,788	$185,934	$446,722
Facility payors	389,887	312,996	702,883
Private Pay payors	96,047	167,198	263,245

Total gross accounts receivable	$746,722	$666,128	$1,412,850

Acquisitions

During the first nine months of 2011, Omnicare completed two acquisitions of businesses, which were not, individually or in the aggregate, significant to the Company.

On September 7, 2011, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of PharMerica Corporation (“PharMerica”) for $15.00 per share in cash.  The transaction has a total value of approximately $716 million, which includes the assumption of PharMerica’s net debt and any related refinancing thereof.  The tender offer is conditioned on, among other things, (i) there being validly tendered and not withdrawn, at least a majority of the total number of PharMerica shares outstanding on a fully diluted basis; (ii) the board of directors of PharMerica redeeming or invalidating its "poison pill" stockholder rights plan; (iii) the board of directors of PharMerica approving Omnicare's acquisition of PharMerica under Section 203 of the Delaware General Corporation Law (the "DGCL") or Omnicare being satisfied that Section 203 of the DGCL is inapplicable to the acquisition; (iv) the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the "HSR Act"); and (v) PharMerica not entering into any agreement or transaction having the effect of impairing Omnicare's ability to acquire PharMerica or otherwise diminishing the expected value to Omnicare of the acquisition.  On September 22, 2011, Omnicare received a request for additional information (“Second Request”) from the Federal Trade Commission (“FTC”) under notification requirements of the HSR Act in connection with its tender offer for PharMerica.  The FTC’s request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the Second Request.  The Company’s tender offer is scheduled to expire at 5:00 p.m., New York City time, on December 2, 2011, unless extended.  Notwithstanding Omnicare’s intent to acquire PharMerica, there can be no assurance that the PharMerica acquisition will ultimately be completed.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2011
7.75% interest rate swap agreements - fair value hedge (1)	$33,904	$-	$33,904	-
Derivatives	-	-	-	-
Total	$33,904	$-	$33,904	$-

December 31, 2010
Rabbi trust assets	$85,741	$85,741	$-	$-
7.75% interest rate swap agreement - fair value hedge	$(829)	$-	$(829)	$-
6.875% interest rate swap agreement - fair value hedge	(3,461)	-	(3,461)	-
Derivatives	-	-	-	-
Total	$(4,290)	$-	$(4,290)	$-

 (1)           The Company’s swap agreements are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in this Filing and in the Company’s July 2011 Current Report.

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices in an active market and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2011		December 31, 2010
Financial Instrument	Book Value	Fair Value	Book Value	Fair Value
6.125% senior subordinated notes, due 2013	$50,000	$50,100	$250,000	$251,300
6.875% senior subordinated notes, due 2015	100,000	103,900	525,000	535,500
7.75% senior subordinated notes, due 2020	550,000	574,800	400,000	415,500

3.75% convertible senior subordinated notes, due 2025
Carrying value	359,325	-	353,505	-
Unamortized debt discount	215,675	-	221,495	-
Principal amount	575,000	651,800	575,000	636,400

4.00% junior subordinated convertible debentures, due 2033
Carrying value	203,059	-	201,282	-
Unamortized debt discount	141,941	-	143,718	-
Principal amount	345,000	277,800	345,000	266,900

3.25% convertible senior debentures, due 2035
Carrying value	381,209	-	370,837	-
Unamortized debt discount	71,291	-	81,663	-
Principal amount	452,500	408,400	452,500	427,600

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances by component and in the aggregate, follow (in thousands):

	September 30,	December 31,
	2011	2010
Cumulative foreign currency translation adjustments	$7,511	$15,239
Unrealized (loss) gain on fair value of investments	(280)	997
Pension and postemployment benefits	(1,022)	(1,022)
Total accumulated other comprehensive income, net	$6,209	$15,214

The amounts are net of applicable tax benefits which were not material at September 30, 2011 and December 31, 2010.

Income Taxes

The quarterly and year-to-date effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible litigation costs.  The year over year change in the effective tax rate is primarily due to a larger reduction of income tax expense in the 2010 period versus 2011 relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.

Separation, Benefit Plan Termination and Related Costs

As previously reported, Joel F. Gemunder retired from his position as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective July 31, 2010.  Also, Cheryl D. Hodges, Senior Vice President and Secretary of the Company, resigned from the Company effective July 31, 2010.  In connection with the separation of these former executives, the Company recorded a charge of approximately $40 million for Separation related expenses, primarily related to severance, accelerated vesting of stock options and restricted stock as well as accrued vacation.

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

Other Miscellaneous Charges

Other Miscellaneous Charges consist of the following (in thousands):

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Acquisition and other related costs	$6,718	$3,915	$10,939	$3,978
Restructuring and other related charges	-	3,335	-	10,329
Stock option expense	-	933	-	3,509
Debt related costs	-	-	-	446
Repack matters - SG&A	-	(161)	-	810
Subtotal - other miscellaneous charges	6,718	8,022	10,939	19,072
Repack matters - COS	-	(2,836)	-	(1,927)
Total - other miscellaneous charges, net	$6,718	$5,186	$10,939	$17,145

Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012.  In the nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at an aggregate cost of approximately $120 million, for a cumulative amount of approximately 8.5 million shares and approximately $221 million through September 30, 2011.  Accordingly, the Company had approximately $79 million of combined share repurchase authority remaining as of September 30, 2011.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance regarding the testing for Goodwill Impairment.  Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary.  The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The Company will early adopt the new authoritative guidance in the fourth quarter of 2011 in connection with its annual impairment test.

Note 3 – Discontinued Operations

Non-Core Disposal Group
In 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the Disposal Group”) that are non-strategic in nature.  In 2010, Omnicare divested the home infusion business portion of the Disposal Group.  Also, in 2010, the Company entered into a letter of intent (“LOI”) regarding its disposition of the remaining durable medical equipment (“DME”) portion of the Disposal Group.  In the third quarter of 2011, the prior LOI was terminated, and a new LOI was entered into with a separate party.  In connection with these activities, and as a result of the Company’s third quarter 2011 fair value assessment, Omnicare recorded a loss in discontinued operations for the DME portion of the Disposal Group totaling $18.8 million.  The Company currently intends to close the DME transaction as soon as practicable, subject to certain conditions and applicable approvals.  Additionally, in the second quarter of 2011, the Company divested of its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined it was no longer a good strategic fit within the Company’s portfolio of assets.  The Company does not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare.

In the nine months ended September 30, 2011, the Non-Core Disposal Group recorded an impairment loss of $23.8 million to reduce the carrying value of DME and Tidewater to fair value based on the LOI and final terms of the divestiture, respectively.  In the nine months ended September 30, 2010, the Non-Core Disposal Group recorded an impairment loss of approximately $10.3 million to reduce the carrying value of the Disposal Group to fair value as of September 30, 2010.  The net assets held for sale of the Non-Core Disposal Group are required to be measured at the lower of cost or fair value less costs to sell.  Prior to divestiture, the fair values are based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which would be considered “Level 3” inputs within the fair value hierarchy.  The fair value amount is estimated, reviewed quarterly and finalized upon disposition of the individual components of the Non-Core Disposal Group.

CRO Services
As previously disclosed by the Company, the Contract Research Services organization (“CRO Services”) industry has been facing unfavorable market conditions.  The Company determined that its CRO Services business was no longer a good strategic fit within the Company’s portfolio of assets.  In light of these factors, and in connection with the reallocation of resources started in the second half of 2010, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011.  For the nine months ended September 30, 2011, CRO Services recorded an impairment loss of $51.5 million to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture.  During the three and nine months ended September 30, 2010, CRO Services recorded a previously disclosed goodwill impairment loss of approximately $91 million.

The results from operations for all periods presented have been revised to reflect the results of the Non-Core Disposal Group and CRO Services as discontinued operations, including the impairment losses, as well as certain expenses of the Company related to the divestitures.

Selected financial information related to the discontinued operations of the Non-Core Disposal Group and CRO Services follows (in thousands):

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales - Non-Core Disposal Group ("NCDG")	$5,594	$16,114	$21,280	$48,213
Net sales - CRO Services	-	26,403	32,146	83,496
Net sales - total discontinued	5,594	42,517	53,426	131,709

Loss from operations of NCDG, pretax	(1,317)	(1,598)	(2,472)	(9,069)
Loss from operations of CRO Services, pretax	-	(3,773)	(4,921)	(12,751)
Loss from operations - total discontinued, pretax	(1,317)	(5,371)	(7,393)	(21,820)

Income tax benefit - NCDG	525	474	980	3,455
Income tax benefit - CRO Services	-	1,792	1,923	5,009
Income tax benefit - total discontinued	525	2,266	2,903	8,464

Loss from operations of NCDG, aftertax	(792)	(1,124)	(1,492)	(5,614)
Loss from operations of CRO Services, aftertax	-	(1,981)	(2,998)	(7,742)
Loss from operations - total discontinued, aftertax	(792)	(3,105)	(4,490)	(13,356)

Impairment loss on NCDG, pretax	(18,770)	-	(23,835)	(10,343)
Impairment income (loss) on CRO Services, pretax	229	(90,628)	(51,544)	(90,628)
Income tax (expense) benefit of impairment loss on NCDG	6,959	-	(2,720)	1,859
Income tax (expense) benefit of impairment loss on CRO Services	2,474	103	15,110	103
Impairment loss on total discontinued, aftertax	(9,108)	(90,525)	(62,989)	(99,009)

Loss from discontinued operations of NCDG	(12,603)	(1,124)	(28,047)	(14,098)
Income /(loss) from discontinued operations of CRO Services	2,703	(92,506)	(39,432)	(98,267)
Loss from discontinued operations - total	$(9,900)	$(93,630)	$(67,479)	$(112,365)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Total
Goodwill balance as of December 31, 2010	$4,234,821

Goodwill acquired in the nine months ended September 30, 2011	60,962
Other	5,919

Goodwill balance as of September 30, 2011	$4,301,702

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

The Company’s intangible amortization expense for the three and nine months ended September 30, 2011 was approximately $10 million and $30 million, respectively, and was approximately $10 million and $29 million for the three and nine months ended September 30, 2010, respectively.

Note 5 – Debt

A summary of debt follows (in thousands):

	September 30,	December 31,
	2011	2010
Revolving loans (see below)	$-	$-
6.125% senior subordinated notes, due 2013 (see below)	50,000	250,000
6.875% senior subordinated notes, due 2015 (see below)	100,000	525,000
Senior term loan, due 2016 (see below)	450,000	-
7.75% senior subordinated notes, due 2020 (see below)	550,000	400,000
3.75% convertible senior subordinated notes, due 2025	575,000	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	452,500
Capitalized lease and other debt obligations	15,433	13,961
Subtotal	2,537,933	2,561,461
Add (subtract) interest rate swap agreements	33,904	(4,290)
(Subtract) unamortized debt discount	(428,907)	(446,876)
(Subtract) current portion of debt	(26,298)	(3,537)
Total long-term debt, net	$2,116,632	$2,106,758

Significant changes in the Company’s debt during the nine months ended September 30, 2011 are described in the remainder of this note.  The Company’s debt instruments which are not discussed in this note, have been disclosed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements in Omnicare’s July 2011 Current Report.

Revolving Loans
On August 24, 2011, the Company entered into a $750 million senior unsecured credit agreement, maturing on August 24, 2016 (the “Senior Credit Agreement”).  The Senior Credit Agreement consists of a $300 million five-year unsecured revolving credit facility (the “2011 Revolving Credit Facility”) and a $450 million, five-year senior unsecured term loan facility (the “Term Loan”).  The Senior Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the commitments under the Senior Credit Agreement by up to $300 million in the aggregate; provided that no lender is obligated to participate in any such increase.  The Senior Credit Agreement is guaranteed by the subsidiaries of the Company, subject to certain exceptions.  The interest rate applicable to the Senior Credit Agreement is, at the Company’s option, a floating base rate plus an applicable margin or the London interbank offered rate (“LIBOR”) plus an applicable margin.  Initially, the applicable margins were set at 1.50% with respect to the floating base rate loans and 2.50% with respect to the LIBOR loans.  The applicable margins for the Senior Credit Agreement may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Senior Credit Agreement.  The interest rate on the Term Loan was 2.74% at September 30, 2011.

The Senior Credit Agreement contains certain financial covenants requiring maintenance of certain interest coverage and leverage ratios, and customary affirmative and negative covenants.  In connection with entering into the Senior Credit Agreement, the Company recorded $15.3 million in deferred debt issuance costs, of which approximately $0.3 million was amortized to expense in the three and nine months ended September 30, 2011.

On August 24, 2011, in connection with entering into the Senior Credit Agreement, the Company’s existing $400 million senior secured revolving credit facility, dated as of May 18, 2010 (the “2010 Revolving Credit Facility”) was terminated.  There were no outstanding loans under the 2010 Revolving Credit Facility at the time of its termination.  Existing letters of credit under the 2010 Revolving Credit Facility were rolled over into or transferred to the Senior Credit Agreement.  In connection with the termination of the 2010 Revolving Credit Facility, the Company wrote off approximately $2.5 million of deferred debt issuance costs, which was recorded in interest expense for the three and nine months ended September 30, 2011.

At September 30, 2011, there was no outstanding balance under the Company’s 2011 Revolving Credit Facility.  As of September 30, 2011, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

7.75% Senior Subordinated Notes Due 2020
On September 20, 2011, Omnicare completed its offering of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020 (the “Additional 7.75% Notes”).  After consummation of this offering, the aggregate principal amount outstanding of the Company’s 7.75% Senior Subordinated Notes, due 2020 (the “7.75% Notes”), including the additional notes, was $550 million.  In connection with the issuance of the Additional 7.75% Notes, the Company deferred $3.0 million in debt issuance costs, of which an immaterial amount was amortized to expense in the three and nine months ended September 30, 2011.

In connection with its offering of the Additional 7.75% Notes, the Company entered into two swap agreements (the “Additional 7.75% Swap Agreements”).  Under the Additional 7.75% Swap Agreements, which hedge against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a weighted average spread of 5.32%.  The floating rate is determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the Additional 7.75% Notes at the floating rate.  The Additional 7.75% Swap Agreements, which match the terms of the Additional 7.75% Notes, are designated and accounted for as a fair value hedge.  Accordingly, changes in the fair value of the Additional 7.75% Swap Agreements is offset by changes in the recorded carrying value of the related Additional 7.75% Notes.

The weighted average floating interest rate on the interest rate swap agreements was 4.83% at September 30, 2011.

The fair value of the interest rate swap agreements, including the Additional 7.75% Swap Agreements, was approximately $34 million at September 30, 2011, and is recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Notes.

6.125% Senior Subordinated Notes Due 2013
In the first nine months of 2011, the Company redeemed $200 million aggregate principal amount of its outstanding 6.125% Senior Subordinated Notes, due 2013 (the “6.125% Notes”).  In connection with the redemption of the 6.125% Notes, the Company incurred debt redemption costs of approximately $0.1 million and $1.4 million, which were recorded in interest expense for the three and nine months ended September 30, 2011, respectively.  The redemption of the remaining $50 million aggregate principal amount of 6.125% Notes was completed on October 20, 2011.

6.875% Senior Subordinated Notes, due 2015
In the three and nine months ended September 30, 2011, the Company redeemed $425 million aggregate principal amount of its outstanding 6.875% Senior Subordinated Notes, due 2015 (the “6.875% Notes”).  In connection with the redemption of the 6.875% Notes, the Company incurred net debt redemption costs of approximately $17.6 million consisting primarily of a $14.6 million call premium and net write-off of approximately $3.0 million of deferred debt issuance costs, which were recorded in interest expense for the three and nine months ended September 30, 2011.  The redemption of the remaining $100 million aggregate principal amount of 6.875% Notes was completed on October 17, 2011.

In the second quarter of 2011, the interest rate swap agreement on the 6.875% Notes was terminated, and the Company began paying interest at the 6.875% stated rate effective May 11, 2011.

The Company amortized to expense approximately $1.5 million and $1.7 million of deferred debt issuance costs during the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and $6.4 million during the nine months ended September 30, 2011 and 2010, respectively, including the amounts disclosed in the preceding paragraphs.

The Company has three convertible securities, its 3.75% Convertible Senior Subordinated Notes, due 2025 (the “3.75% Convertible Notes”), the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”), and its 3.25% convertible senior debentures, due 2035 (with optional repurchase right, at par, of holders on December 15, 2015) (the “3.25% Convertible Debentures”).  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Carrying value of equity component	$619,223	$619,223

Principal amount of convertible debt	$1,372,500	$1,372,500
Unamortized debt discount	(428,907)	(446,876)
Net carrying value of convertible debt	$943,593	$925,624

As of September 30, 2011, the remaining amortization period for the debt discount was approximately 14.25, 21.75 and 4.25 years for the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures were 8.25%, 8.01% and 7.625%, respectively, for the period ended September 30, 2011.

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended September 30,
	Income	Common Shares	Per Common
2011:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$37,784		$0.34
Loss from discontinued operations	(9,900)		(0.09)
Net income	27,884	112,729	$0.25
Effect of Dilutive Securities
Convertible securities	72	1,382
Stock options, warrants and awards	-	533
Diluted EPS
Income from continuing operations plus assumed conversions	37,856		$0.33
Loss from discontinued operations	(9,900)		(0.09)
Net income plus assumed conversions	$27,956	114,644	$0.24

2010:
Basic EPS
Loss from continuing operations	$(9,636)		$(0.08)
Loss from discontinued operations	(93,630)		(0.81)
Net loss	(103,266)	115,554	$(0.89)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	-	-
Stock options, warrants and awards	-	-
Diluted EPS
Loss from continuing operations	(9,636)		$(0.08)
Loss from discontinued operations	(93,630)		(0.81)
Net loss	$(103,266)	115,554	$(0.89)

	Nine months ended September 30,
	Income	Common Shares	Per Common
2011:	(Numerator)	(Denominator)	Share Amounts
Basic EPS
Income from continuing operations	$123,220		$1.09
Loss from discontinued operations	(67,479)		(0.59)
Net income	55,741	113,443	$0.49
Effect of Dilutive Securities
Convertible securities	216	644
Stock options, warrants and awards	-	843
Diluted EPS
Income from continuing operations plus assumed conversions	123,436		$1.07
Loss from discontinued operations	(67,479)		(0.59)
Net income plus assumed conversions	$55,957	114,930	$0.49

2010:
Basic EPS
Income from continuing operations	$71,550		$0.61
Loss from discontinued operations	(112,365)		(0.96)
Net loss	(40,815)	116,909	$(0.35)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	217	275
Stock options, warrants and awards	-	336
Diluted EPS
Income from continuing operations plus assumed conversions	71,767		$0.61
Loss from discontinued operations	(112,365)		(0.96)
Net loss plus assumed conversions	$(40,598)	117,520	$(0.35)

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds $27.43, $40.82 and $79.53 for the 3.75% Convertible Notes, 4.00% Convertible Debentures, and 3.25% Convertible Debentures, respectively.

During the three and nine months ended September 30, 2011 and 2010, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the three months ended September 30, 2011 and 2010 totaled 2.7 million and 6.2 million, respectively, and for the nine months ended September 30, 2011 and 2010, totaled 2.7 million and 4.9 million respectively.  The three months ended September 30, 2010 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s potentially dilutive instruments, representing an additional 0.4 million of potentially dilutive shares, was anti-dilutive during this period, due to the net loss incurred.

Note 7 – Restructuring and Other Related Charges

Company-wide Reorganization Program:

During 2010, the Company initiated a “Company-wide Reorganization Program” (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed in the next twelve months and is currently estimated to result in restructuring and other related charges of approximately $13 million, which is largely related to severance, employment agreement buyout and lease termination costs.

As of September 30, 2011, the Company has made cumulative payments of approximately $2.5 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $2.1 million at December 31, 2010, of which approximately $1.4 million was utilized in the nine months ended September 30, 2011.  The remaining liabilities of $0.7 million at September 30, 2011 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-outs) and will be settled as these matters are finalized.

Omnicare Full Potential Program:

In connection with the previously disclosed “Omnicare Full Potential” Plan, a major initiative primarily designed to re-engineer the Company’s pharmacy operating model to increase efficiency and enhance customer growth, which was completed in 2010, the Company had liabilities of approximately $7.7 million at December 31, 2010, of which $2.9 million was utilized in the nine months ended September 30, 2011.  The remaining liabilities of $4.8 million at September 30, 2011 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease termination payments) and will be settled as these matters are finalized.

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

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the Court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action.  The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the "most favored customer" pricing laws of various state Medicaid plans.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court.  The U.S. Department of Justice has declined to intervene in this action.  The Company has not been served with the complaint in this action.  The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government.  The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.’s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Kentucky, alleging violations of federal securities law in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations.  The complaint seeks unspecified money damages.  The Company believes that the claims asserted in the complaint are entirely without merit and intends to defend against them vigorously.

On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint described above, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky.  Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint.  The complaint seeks unspecified money damages.  The Company has not been served with the complaint in this action.  The Company believes that the claims asserted in the complaint are entirely without merit and intends to defend against them vigorously.

On December 13, 2010, a qui tam complaint entitled United States ex rel. Bartz v. Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson, Janssen Pharmaceutica, Inc., Janssen Pharmaceutica Products, LP, McKesson Corporation, McKesson Specialty Pharmaceutical, LLC and Omnicare, Inc., Civil Action No. 05-cv-6010, which had been filed under seal with the U.S. District Court in Philadelphia, Pennsylvania, was ordered unsealed by the court.  The complaint was brought by Scott Bartz, a former employee of Johnson & Johnson, as a private party qui tam relator on behalf of the federal government and several state and local governments.  The U.S. Department of Justice has notified the court that it has declined to intervene.  The action alleges civil violations of the False Claims Act based on allegations that Johnson & Johnson and its affiliates provided the Company and McKesson with rebates, free drugs and other remuneration in order to limit Johnson & Johnson’s rebate liability to Medicaid.  The court granted Johnson & Johnson’s motion to transfer the action to U.S. District Court in Boston, Massachusets in February 2011.  The Company filed a motion to dismiss the complaint on May 27, 2011.  On June 10, 2011, the relator filed a notice of intent to voluntarily dismiss its claims against the Company, which is pending.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

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

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs.  Plaintiff alleges that the Board and senior management caused the company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability.  On April 27, 2011 the court entered an order denying defendants’ motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim.  Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants’ motion to dismiss is not subject to an immediate appeal under Kentucky law.  On October 6, 2011, the Kentucky Court of Appeals granted plaintiff’s motion on the grounds that the appeal was premature.  The individual defendants have denied all allegations of wrongdoing, believe the claims against them to be completely without merit and intend to vigorously defend themselves in this action.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company.  Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products.  On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint, which was filed in February 2011.  The Company filed a motion to dismiss the second amended complaint in March 2011.  On August 1, 2011, the court dismissed the second amended complaint but gave plaintiffs permission to file a further amended complaint within 20 days.  Plaintiffs did not do so, and the Company filed a proposed order seeking final dismissal with prejudice on August 23, 2011.

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

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act.  On November 1, 2010, the Company filed a motion to dismiss the lawsuit.  Relator responded and conceded to dismissal of one of the counts.  On July 7, 2011, the court granted the Company's motion in part and denied it in part.  The court granted the motion as to the allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations and submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations; the court dismissed those counts without prejudice.  The court denied the Company's motion as to the allegations that the Company violated certain FDA regulations regarding the storage and handling of a particular drug and retaliated against Relator.   On September 15, 2011, Relator filed an Amended Complaint.  He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations.  Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug.  Relator repeated his retaliatory discharge claim.  The Company will file a motion to dismiss the Amended Complaint on or before November 15, 2011.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in July 2009.  The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action.  The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments.  The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations.  These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006.  On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety.  The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26.  The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005.  The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief.  Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations.  The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case.  On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit.  On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings.  On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint.  On February 4, 2011, the defendants filed a motion to dismiss the sole remaining claim in plaintiff's second amended complaint.  On July 14, 2011, the court granted both motions and deemed the third amended complaint filed.  This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering.  The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services.  On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint.  The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

The three and nine months ended September 30, 2011 included charges of $6.7 million and $32.6 million, respectively, and approximately $36.7 million and $71.6 million for the three and nine months ended September 30, 2010, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation-related settlements and professional expenses for resolution of certain regulatory matters with various states, certain large customer disputes, costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts; the investigation by the federal government and certain states relating to drug substitutions; and purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in "Settlement, litigation and other related charges” of the Consolidated Statements of Income.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues.  Addressing these issues served to increase costs.  The Company maintains product recall, property and casualty and business interruption insurance, and the extent of insurance recoveries for these expenses continues to be reviewed by its outside advisors.  The Company incurred increased costs/(credits) [net of recoveries] of approximately $(3.0) million and $(1.1) million for the three and nine months ended September 30, 2010, respectively.

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

As part of its ongoing operations, the Company is also subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company has from time to time received, and may in the future receive, government inquiries from federal and state agencies regarding compliance with various health care laws.  In addition, the Company is involved in various legal actions arising in the normal course of business.  At any point in time, the Company is in varying stages of discussions on these matters.  These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable.  Consequently, an estimate of the range of loss associated with certain actions cannot be made, and there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 9 – Segment Information

Following the discontinuance of the operations of the Company’s Clinical Research business, Omnicare operates in one segment, the Pharmacy Services Segment.  Accordingly, no operating segment data has been provided.  The Company is currently evaluating its overall organizational structure and the related internal financial and operational reporting.  It is anticipated that this review will be completed during the fourth quarter of 2011.  Upon completion of this review, changes, if any, in internal financial reporting will be reflected in the Company’s periodic filings.

Note 10 – Guarantor Subsidiaries

The Company’s 6.125% Senior Subordinated Notes due 2013, the 6.875% Senior Subordinated Notes due 2015, the 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010 for the balance sheets, as well as the three and nine months ended September 30, 2011 and 2010 for the statements of income, and the statements of cash flows for the nine months ended September  30, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended September 30,
		Guarantor	Non-Guarantor	Consolidating/Eliminating	Omnicare, Inc.
2011:	Parent	Subsidiaries	Subsidiaries	Adjustments	and Subsidiaries
Net sales	$-	$1,513,594	$30,766	$-	$1,544,360
Cost of sales	-	1,176,595	21,704	-	1,198,299
Gross profit	-	336,999	9,062	-	346,061
Selling, general and administrative expenses	2,666	183,931	4,696	-	191,293
Provision for doubtful accounts	-	23,767	488	-	24,255
Settlement, litigation and other related charges	-	6,742	-	-	6,742
Other miscellaneous charges	-	6,718	-	-	6,718
Operating income (loss)	(2,666)	115,841	3,878	-	117,053
Investment income	170	(149)	-	-	21
Interest expense, including amortization
of discount on convertible notes	(55,748)	(199)	-	-	(55,947)
Income (loss) from continuing operations
before income taxes	(58,244)	115,493	3,878	-	61,127
Income tax (benefit) expense	(22,447)	44,277	1,513	-	23,343
Income (loss) from continuing operations	(35,797)	71,216	2,365	-	37,784
Loss from discontinued operations	-	(9,559)	(341)	-	(9,900)
Equity of net income of subsidiaries	63,681	-	-	(63,681)	-
Net income (loss)	$27,884	$61,657	$2,024	$(63,681)	$27,884

2010:
Net sales	$-	$1,480,757	$35,450	$-	$1,516,207
Cost of sales	-	1,156,244	26,571	-	1,182,815
Gross profit	-	324,513	8,879	-	333,392
Selling, general and administrative expenses	3,999	183,124	3,622	-	190,745
Provision for doubtful accounts	-	21,800	576	-	22,376
Settlement, litigation and other related charges	-	36,731	-	-	36,731
Separation, benefit plan termination and related costs	-	64,760	-	-	64,760
Other miscellaneous charges	-	8,022	-	-	8,022
Operating income (loss)	(3,999)	10,076	4,681	-	10,758
Investment income	278	3,818	-	-	4,096
Interest expense, including amortization
of discount on convertible notes	(38,490)	(100)	-	-	(38,590)
Income (loss) from continuing operations
before income taxes	(42,211)	13,794	4,681	-	(23,736)
Income tax (benefit) expense	(16,010)	1,013	897	-	(14,100)
Income (loss) from continuing operations	(26,201)	12,781	3,784	-	(9,636)
Income (loss) from discontinued operations	-	(76,143)	(17,487)	-	(93,630)
Equity of net income (loss) of subsidiaries	(77,065)	-	-	77,065	-
Net income (loss)	$(103,266)	$(63,362)	$(13,703)	$77,065	$(103,266)

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$4,530,322	$95,515	$-	$4,625,837
Cost of sales	-	3,541,964	66,459	-	3,608,423
Gross profit	-	988,358	29,056	-	1,017,414
Selling, general and administrative expenses	8,573	551,895	13,466	-	573,934
Provision for doubtful accounts	-	71,699	1,443	-	73,142
Settlement, litigation and other related charges	-	32,571	-	-	32,571
Other miscellaneous charges	-	10,939	-	-	10,939
Operating income (loss)	(8,573)	321,254	14,147	-	326,828
Investment income	533	39	-	-	572
Interest expense, including amortization
of discount on convertible notes	(123,805)	(799)	(6)	-	(124,610)
Income (loss) from continuing operations
before income taxes	(131,845)	320,494	14,141	-	202,790
Income tax (benefit) expense	(50,062)	124,147	5,485	-	79,570
Income (loss) from continuing operations	(81,783)	196,347	8,656	-	123,220
Loss from discontinued operations	-	(64,591)	(2,888)	-	(67,479)
Equity of net income of subsidiaries	137,524	-	-	(137,524)	-
Net income (loss)	$55,741	$131,756	$5,768	$(137,524)	$55,741

2010:
Net sales	$-	$4,394,661	$105,342	$-	$4,500,003
Cost of sales	-	3,418,568	79,444	-	3,498,012
Gross profit	-	976,093	25,898	-	1,001,991
Selling, general and administrative expenses	7,795	540,827	10,813	-	559,435
Provision for doubtful accounts	-	63,587	1,717	-	65,304
Settlement, litigation and other related charges	-	71,598	-	-	71,598
Separation, benefit plan termination and related costs	-	64,760	-	-	64,760
Other miscellaneous charges	-	19,072	-	-	19,072
Operating income (loss)	(7,795)	216,249	13,368	-	221,822
Investment income	664	6,201	-	-	6,865
Interest expense, including amortization
of discount on convertible notes	(120,814)	(900)	-	-	(121,714)
Income (loss) from continuing operations
before income taxes	(127,945)	221,550	13,368	-	106,973
Income tax (benefit) expense	(47,826)	79,130	4,119	-	35,423
Income (loss) from continuing operations	(80,119)	142,420	9,249	-	71,550
Loss from discontinued operations	-	(92,881)	(19,484)	-	(112,365)
Equity of net income (loss) of subsidiaries	39,304	-	-	(39,304)	-
Net income (loss)	$(40,815)	$49,539	$(10,235)	$(39,304)	$(40,815)

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2011 (Unaudited):	Parent	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$537,764	$124,405	$17,474	$-	$679,643
Restricted cash	-	1,999	-	-	1,999
Accounts receivable, net (including intercompany)	-	942,740	96,679	(85,583)	953,836
Inventories	-	350,312	7,330	-	357,642
Deferred income tax benefits, net-current	-	152,897	2,177	(603)	154,471
Other current assets	5,979	189,999	14,028	-	210,006
Current assets of discontinued operations	-	2,395	935	-	3,330
Total current assets	543,743	1,764,747	138,623	(86,186)	2,360,927
Properties and equipment, net	-	206,150	7,133	-	213,283
Goodwill	-	4,218,415	83,287	-	4,301,702
Identifiable intangible assets, net	-	242,866	7,363	-	250,229
Other noncurrent assets	78,523	121,569	71	-	200,163
Noncurrent assets of discontinued operations	-	69	-	-	69
Investment in subsidiaries	5,674,765	-	-	(5,674,765)	-
Total assets	$6,297,031	$6,553,816	$236,477	$(5,760,951)	$7,326,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$84,880	$505,577	$20,526	$(85,583)	$525,400
Current liabilities - discontinued operations	-	7,495	1,051	-	8,546
Long-term debt, notes and convertible debentures	2,104,997	11,635	-	-	2,116,632
Deferred income tax liabilities	324,903	445,734	15,317	(603)	785,351
Other noncurrent liabilities	-	108,193	-	-	108,193
Stockholders' equity	3,782,251	5,475,182	199,583	(5,674,765)	3,782,251
Total liabilities and stockholders' equity	$6,297,031	$6,553,816	$236,477	$(5,760,951)	$7,326,373

As of December 31, 2010 (Unaudited):
ASSETS
Cash and cash equivalents	$460,778	$17,598	$16,108	$-	$494,484
Restricted cash	-	2,019	-	-	2,019
Accounts receivable, net (including intercompany)	-	997,585	25,085	(10,847)	1,011,823
Inventories	-	411,256	7,709	-	418,965
Deferred income tax benefits, net-current	-	145,886	5,198	(440)	150,644
Other current assets	538	319,268	12,801	-	332,607
Current assets of discontinued operations	-	41,366	5,888	-	47,254
Total current assets	461,316	1,934,978	72,789	(11,287)	2,457,796
Properties and equipment, net	-	200,442	4,275	-	204,717
Goodwill	-	4,154,723	80,098	-	4,234,821
Identifiable intangible assets, net	-	250,843	8,966	-	259,809
Other noncurrent assets	47,695	108,938	308	-	156,941
Noncurrent assets of discontinued operations	-	40,952	8,377	-	49,329
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$525,819	$20,718	$(10,847)	$571,893
Current liabilities - discontinued operations	-	11,645	10,716	-	22,361
Long-term debt, notes and convertible debentures	2,096,333	10,425	-	-	2,106,758
Deferred income tax liabilities	319,740	404,493	13,590	(440)	737,383
Other noncurrent liabilities	4,290	104,784	-	-	109,074
Stockholders' equity	3,815,944	5,633,710	129,789	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$6,690,876	$174,813	$(5,774,786)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiaries	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(91,002)	$538,633	$1,179	$448,810

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(101,844)	-	(101,844)
Divestiture of businesses, net	-	10,599	-	10,599
Capital expenditures	-	(37,238)	(1,842)	(39,080)
Other	-	(3,372)	(7)	(3,379)
Net cash flows used in investing activities	-	(131,855)	(1,849)	(133,704)

Cash flows from financing activities:
Proceeds from long-term borrowings and obligations	600,000	-	-	600,000
Payments on long-term borrowings and obligations	(626,921)	-	-	(626,921)
Fees paid for financing activities	(12,222)	-	-	(12,222)
Increase (decrease) in cash overdraft balance	9,046	(2,461)	-	6,585
Payments for Omnicare common stock repurchase	(120,114)	-	-	(120,114)
Dividends paid	(12,745)	-	-	(12,745)
Other	330,944	(297,206)	2,034	35,772
Net cash flows from (used in) financing activities	167,988	(299,667)	2,034	(129,645)

Net increase in cash and cash equivalents	76,986	107,111	1,364	185,461
Less increase (decrease) in cash and cash equivalents of
discontinued operations	-	304	(2)	302
Increase in cash and cash equivalents of
continuing operations	76,986	106,807	1,366	185,159
Cash and cash equivalents at beginning of period	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of period	$537,764	$124,405	$17,474	$679,643

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(80,607)	$341,365	$9,950	$270,708

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	(111,483)	-	(111,483)
Capital expenditures	-	(17,589)	(696)	(18,285)
Other	-	10,132	(11)	10,121
Net cash flows used in investing activities	-	(118,940)	(707)	(119,647)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligations	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(227,373)	-	-	(227,373)
Fees paid for financing arrangements	(17,028)	-	-	(17,028)
Increase in cash overdraft balance	3,577	1,175	-	4,752
Payments for Omnicare common stock repurchase	(82,761)	-	-	(82,761)
Dividends paid	(9,109)	-	-	(9,109)
Other	216,057	(228,719)	(5,261)	(17,923)
Net cash flows from (used in) financing activities	158,363	(227,544)	(5,261)	(74,442)

Net increase (decrease) in cash and cash equivalents	77,756	(5,119)	3,982	76,619
Less increase in cash and cash equivalents of
discontinued operations	-	1,069	3	1,072
Increase (decrease) in cash and cash equivalents of
continuing operations	77,756	(6,188)	3,979	75,547
Cash and cash equivalents at beginning of period	230,866	32,202	12,639	275,707
Cash and cash equivalents at end of period	$308,622	$26,014	$16,618	$351,254

Note 10 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010 for the balance sheets, as well as the three and nine months ended September 30, 2011 and 2010 for the statements of income and the statements of cash flows for the nine months ended September 30, 2011 and 2010.  Management believes separate complete financial statements of the respective Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Three months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$1,544,360	$-	$1,544,360
Cost of sales	-	-	1,198,299	-	1,198,299
Gross profit	-	-	346,061	-	346,061
Selling, general and administrative expenses	2,666	318	188,309	-	191,293
Provision for doubtful accounts	-	-	24,255	-	24,255
Settlement, litigation and other related charges	-	-	6,742	-	6,742
Other miscellaneous charges	-	-	6,718	-	6,718
Operating income (loss)	(2,666)	(318)	120,037	-	117,053
Investment income	170	-	(149)	-	21
Interest expense, including amortization					-
of discount on convertible notes	(55,748)	-	(199)	-	(55,947)
Income (loss) from continuing operations
before income taxes	(58,244)	(318)	119,689	-	61,127
Income tax (benefit) expense	(22,447)	(120)	45,910	-	23,343
Income (loss) from continuing operations	(35,797)	(198)	73,779	-	37,784
Loss from discontinued operations	-	-	(9,900)	-	(9,900)
Equity of net income (loss) of subsidiaries	63,681	-	-	(63,681)	-
Net income (loss)	$27,884	$(198)	$63,879	$(63,681)	$27,884

2010:
Net sales	$-	$-	$1,516,207	$-	$1,516,207
Cost of sales	-	-	1,182,815	-	1,182,815
Gross profit	-	-	333,392	-	333,392
Selling, general and administrative expenses	3,999	341	186,405	-	190,745
Provision for doubtful accounts	-	-	22,376	-	22,376
Settlement, litigation and other related charges	-	-	36,731	-	36,731
Separation, benefit plan termination and related costs	-	-	64,760	-	64,760
Other miscellaneous charges	-	-	8,022	-	8,022
Operating income (loss)	(3,999)	(341)	15,098	-	10,758
Investment income	278	-	3,818	-	4,096
Interest expense, including amortization
of discount on convertible notes	(38,490)	-	(100)	-	(38,590)
Income (loss) from continuing operations
before income taxes	(42,211)	(341)	18,816	-	(23,736)
Income tax (benefit) expense	(16,010)	(129)	2,039	-	(14,100)
Income (loss) from continuing operations	(26,201)	(212)	16,777	-	(9,636)
Loss from discontinued operations	-	-	(93,630)	-	(93,630)
Equity of net loss of subsidiaries	(77,065)	-	-	77,065	-
Net income (loss)	$(103,266)	$(212)	$(76,853)	$77,065	$(103,266)

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating Statements of Income – Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
Net sales	$-	$-	$4,625,837	$-	$4,625,837
Cost of sales	-	-	3,608,423	-	3,608,423
Gross profit	-	-	1,017,414	-	1,017,414
Selling, general and administrative expenses	8,573	987	564,374	-	573,934
Provision for doubtful accounts	-	-	73,142	-	73,142
Settlement, litigation and other related charges	-	-	32,571	-	32,571
Other miscellaneous charges	-	-	10,939	-	10,939
Operating income (loss)	(8,573)	(987)	336,388	-	326,828
Investment income	533	-	39	-	572
Interest expense, including amortization
of discount on convertible notes	(123,805)	-	(805)	-	(124,610)
Income (loss) from continuing operations
before income taxes	(131,845)	(987)	335,622	-	202,790
Income tax (benefit) expense	(50,062)	(371)	130,003	-	79,570
Income (loss) from continuing operations	(81,783)	(616)	205,619	-	123,220
Loss from discontinued operations	-	-	(67,479)	-	(67,479)
Equity of net income (loss) of subsidiaries	137,524	-	-	(137,524)	-
Net income (loss)	$55,741	$(616)	$138,140	$(137,524)	$55,741

2010:
Net sales	$-	$-	$4,500,003	$-	$4,500,003
Cost of sales	-	-	3,498,012	-	3,498,012
Gross profit	-	-	1,001,991	-	1,001,991
Selling, general and administrative expenses	7,795	976	550,664	-	559,435
Provision for doubtful accounts	-	-	65,304	-	65,304
Settlement, litigation and other related charges	-	-	71,598	-	71,598
Separation, benefit plan termination and related costs	-	-	64,760	-	64,760
Other miscellaneous charges	-	-	19,072	-	19,072
Operating income (loss)	(7,795)	(976)	230,593	-	221,822
Investment income	664	-	6,201	-	6,865
Interest expense, including amortization
of discount on convertible notes	(120,814)	-	(900)	-	(121,714)
Income (loss) from continuing operations
before income taxes	(127,945)	(976)	235,894	-	106,973
Income tax (benefit) expense	(47,826)	(365)	83,614	-	35,423
Income (loss) from continuing operations	(80,119)	(611)	152,280	-	71,550
Loss from discontinued operations	-	-	(112,365)	-	(112,365)
Equity of net income (loss) of subsidiaries	39,304	-	-	(39,304)	-
Net income (loss)	$(40,815)	$(611)	$39,915	$(39,304)	$(40,815)

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

			Non-	Consolidating/	Omnicare,
		Guarantor	Guarantor	Eliminating	Inc. and
As of September 30, 2011 (Unaudited):	Parent	Subsidiary	Subsidiaries	Adjustments	Subsidiaries
ASSETS
Cash and cash equivalents	$537,764	$-	$141,879	$-	$679,643
Restricted cash	-	-	1,999	-	1,999
Accounts receivable, net (including intercompany)	-	102	953,836	(102)	953,836
Inventories	-	-	357,642	-	357,642
Deferred income tax benefits, net-current	-	-	155,074	(603)	154,471
Other current assets	5,979	-	204,027	-	210,006
Current assets of discontinued operations	-	-	3,330	-	3,330
Total current assets	543,743	102	1,817,787	(705)	2,360,927
Properties and equipment, net	-	18	213,265	-	213,283
Goodwill	-	-	4,301,702	-	4,301,702
Identifiable intangible assets, net	-	-	250,229	-	250,229
Other noncurrent assets	78,523	19	121,621	-	200,163
Noncurrent assets of discontinued operations	-	-	69	-	69
Investment in subsidiaries	5,674,765	-	-	(5,674,765)	-
Total assets	$6,297,031	$139	$6,704,673	$(5,675,470)	$7,326,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$84,880	$21	$440,601	$(102)	$525,400
Current liabilities - discontinued operations	-	-	8,546	-	8,546
Long-term debt, notes and convertible debentures	2,104,997	-	11,635	-	2,116,632
Deferred income tax liabilities	324,903	-	461,051	(603)	785,351
Other noncurrent liabilities	-	-	108,193	-	108,193
Stockholders' equity	3,782,251	118	5,674,647	(5,674,765)	3,782,251
Total liabilities and stockholders' equity	$6,297,031	$139	$6,704,673	$(5,675,470)	$7,326,373

As of December 31, 2010 (unaudited):
ASSETS
Cash and cash equivalents	$460,778	$-	$33,706	$-	$494,484
Restricted cash	-	-	2,019	-	2,019
Accounts receivable, net (including intercompany)	-	68	1,011,755	-	1,011,823
Inventories	-	-	418,965	-	418,965
Deferred income tax benefits, net-current	-	-	151,084	(440)	150,644
Other current assets	538	-	332,069	-	332,607
Current assets of discontinued operations	-	-	47,254	-	47,254
Total current assets	461,316	68	1,996,852	(440)	2,457,796
Properties and equipment, net	-	16	204,701	-	204,717
Goodwill	-	19	4,234,802	-	4,234,821
Identifiable intangible assets, net	-	-	259,809	-	259,809
Other noncurrent assets	47,695	-	109,246	-	156,941
Noncurrent assets of discontinued operations	-	-	49,329	-	49,329
Investment in subsidiaries	5,763,499	-	-	(5,763,499)	-
Total assets	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - continuing operations
(including intercompany)	$36,203	$-	$535,690	$-	$571,893
Current liabilities - discontinued operations	-	-	22,361	-	22,361
Long-term debt, notes and convertible debentures	2,096,333	-	10,425	-	2,106,758
Deferred income tax liabilities	319,740	-	418,083	(440)	737,383
Other noncurrent liabilities	4,290	-	104,784	-	109,074
Stockholders' equity	3,815,944	103	5,763,396	(5,763,499)	3,815,944
Total liabilities and stockholders' equity	$6,272,510	$103	$6,854,739	$(5,763,939)	$7,363,413

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
			Non-	Omnicare,
		Guarantor	Guarantor	Inc. and
2011:	Parent	Subsidiary	Subsidiaries	Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(91,002)	$-	$539,812	$448,810

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(101,844)	(101,844)
Divestiture of businesses, net	-	-	10,599	10,599
Capital expenditures	-	-	(39,080)	(39,080)
Other	-	-	(3,379)	(3,379)
Net cash flows used in investing activities	-	-	(133,704)	(133,704)

Cash flows from financing activities:
Proceeds from long-term borrowings and obligations	600,000	-	-	600,000
Payments on long-term borrowings and obligations	(626,921)	-	-	(626,921)
Fees paid for financing activities	(12,222)	-	-	(12,222)
Increase (decrease) in cash overdraft balance	9,046	-	(2,461)	6,585
Payments for Omnicare common stock repurchase	(120,114)	-	-	(120,114)
Dividends paid	(12,745)	-	-	(12,745)
Other	330,944	-	(295,172)	35,772
Net cash flows from (used in) financing activities	167,988	-	(297,633)	(129,645)

Net increase in cash and cash equivalents	76,986	-	108,475	185,461
Less increase in cash and cash equivalents of	-
discontinued operations	-	-	302	302
Increase in cash and cash equivalents of
continuing operations	76,986	-	108,173	185,159
Cash and cash equivalents at beginning of period	460,778	-	33,706	494,484
Cash and cash equivalents at end of period	$537,764	$-	$141,879	$679,643

2010:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(80,607)	$-	$351,315	$270,708

Cash flows from investing activities:
Acquisition of businesses, net of cash received	-	-	(111,483)	(111,483)
Capital expenditures	-	-	(18,285)	(18,285)
Other	-	-	10,121	10,121
Net cash flows used in investing activities	-	-	(119,647)	(119,647)

Cash flows from financing activities:
Net payments on revolving credit facilities and Term A loan	(125,000)	-	-	(125,000)
Proceeds from long-term borrowings and obligaitons	400,000	-	-	400,000
Payments on long-term borrowings and obligations	(227,373)	-	-	(227,373)
Fees paid for financing arrangements	(17,028)	-	-	(17,028)
Increase in cash overdraft balance	3,577	-	1,175	4,752
Payments for Omnicare common stock repurchase	(82,761)	-	-	(82,761)
Dividends paid	(9,109)	-	-	(9,109)
Other	216,057	-	(233,980)	(17,923)
Net cash flows from (used in) financing activities	158,363	-	(232,805)	(74,442)

Net increase (decrease) in cash and cash equivalents	77,756	-	(1,137)	76,619
Less increase in cash and cash equivalents of
discontinued operations	-	-	1,072	1,072
Increase (decrease) in cash and cash equivalents of
continuing operations	77,756	-	(2,209)	75,547
Cash and cash equivalents at beginning of period	230,866	-	44,841	275,707
Cash and cash equivalents at end of period	$308,622	$-	$42,632	$351,254

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2010, which appear in the Company’s Current Report on Form 8-K, (“Omnicare’s July 2011 Current Report”), which was filed with the Securities and Exchange Commission on July 29, 2011. All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Executive Overview

Omnicare, Inc. (“Omnicare” or the “Company”) is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term healthcare institutions.  Omnicare’s clients include primarily skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), retirement centers, independent living communities, hospitals, hospice, and other healthcare settings and service providers.  Omnicare is also a provider of specialty pharmaceutical products and support services.  Omnicare services customers across the United States and in Canada.  At September 30, 2011, Omnicare served long-term care facilities as well as chronic care and other settings comprising approximately 1,378,000 beds relating to continuing operations, including approximately 85,000 patients served by the patient assistance programs of its specialty pharmacy services business.  For the three and nine months ended September 30, 2011, Omnicare dispensed approximately 30,112,000 and 91,136,000 prescriptions, respectively.

In the first nine months of 2011, the Company continued its heightened operational focus to improve the Company’s customer service and focus on driving consistent organic growth.  This focus consists of management team changes, redefining the organizational structure, insourcing of certain administrative functions, improving employee relations, reallocating resources to align employee interests, reinforcing a commitment to compliance, and an overall organization-wide focus on the customer.  In the first nine months of 2011, the Company believes it began to see some of the benefits of these efforts through positive trends in certain of its key business metrics, as beds served and scripts dispensed increased over the prior year periods.  Additionally, the Company’s specialty care business continued its strong performance.  Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and  its relative position in the growing specialty care market supported by strong cash flows.  Omnicare believes its business model positions the Company to benefit (presently and in the future) from certain factors including the favorable impact of branded drug price inflation and the increased availability of generic drugs.  Increased generic usage also benefits Omnicare’s payors, including facility customers and government-sponsored health programs, by lowering their healthcare costs.  During the first nine months of 2011, the Company’s strong cash flow enabled Omnicare to pay off $200 million of the 6.125% Notes (in addition to the amounts paid off as part of the debt restructuring discussed further below) and also to return approximately 30% of the Company’s operating cash flow from continuing operations to shareholders, through dividends (which were increased from 3.25 cents per common share to 4.0 cents per common share during the second quarter of 2011) and share repurchases.

Also, in the third quarter of 2011, the Company completed a debt restructuring which enhanced the Company’s financial flexibility.  The debt restructuring consisted of a new $750 million senior unsecured credit agreement, an offering of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes, due 2020, and the redemption of approximately $425 million aggregate principal amount of the Company’s 6.875% Senior Subordinated Notes, due 2015 (with the redemption of the remaining $100 million aggregate principal amount completed in October 2011).

On September 7, 2011, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of PharMerica Corporation (“PharMerica”) for $15.00 per share in cash.  The transaction has a total value of approximately $716 million, which includes the assumption of PharMerica’s net debt and any related refinancing thereof.  The tender offer is conditioned on, among other things, (i) there being validly tendered and not withdrawn, at least a majority of the total number of PharMerica shares outstanding on a fully diluted basis; (ii) the board of directors of PharMerica redeeming or invalidating its "poison pill" stockholder rights plan; (iii) the board of directors of PharMerica approving Omnicare's acquisition of PharMerica under Section 203 of the Delaware General Corporation Law (the "DGCL") or Omnicare being satisfied that Section 203 of the DGCL is inapplicable to the acquisition; (iv) the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder (the "HSR Act"); and (v) PharMerica not entering into any agreement or transaction having the effect of impairing Omnicare's ability to acquire PharMerica or otherwise diminishing the expected value to Omnicare of the acquisition.  On September 22, 2011, Omnicare received a request for additional information (“Second Request”) from the Federal Trade Commission (“FTC”) under notification requirements of the HSR Act in connection with its tender offer for PharMerica.  The FTC’s request extends the waiting period under the HSR Act during which the FTC is permitted to review the proposed transaction until 10 days after Omnicare has substantially complied with the Second Request.  Omnicare continues to work with the FTC with respect to the HSR Act filing.  The Company’s tender offer is scheduled to expire at 5:00 p.m., New York City time, on December 2, 2011, unless extended.

In connection with the reallocation of resources started in the second half of 2010 and the previously disclosed unfavorable market conditions experienced by its Contract Research Services organization (“CRO Services”) business, the Company committed to a plan to divest its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011.  Also, in the second quarter of 2011, the Company divested its Tidewater Group Purchasing Organization (“Tidewater”).  The Company determined that the CRO Services and Tidewater businesses were no longer good strategic fits within the Company’s portfolio of assets.  Following the discontinuance of the operations of its Clinical Research business, Omnicare operates in one segment, the Pharmacy Services Segment.  The Company is currently evaluating its overall organizational structure and the related internal financial and operational reporting.  It is anticipated that this review will be completed during the fourth quarter of 2011.  Upon completion of this review, changes, if any, in internal financial reporting will be reflected in the Company’s periodic filings.

Regulatory Matters Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs.  As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs.  For example, on October 3, 2011, the Centers for Medicare & Medicaid Services (“CMS”) requested comment regarding a potential change to the regulations relating to long term care facilities’ retention of consultant pharmacists.  In particular, CMS is considering imposing a requirement that consultant pharmacists be “independent” of any affiliations with the long term care pharmacy that provides drugs for the facility’s residents.  It appears that such a requirement, if adopted, would preclude the Company from continuing to provide consultant pharmacist services to the facilities it serves as a dispensing pharmacy.  The Company believes CMS’s stated premises for imposing such a requirement are mistaken and that mandating such a change would be ill-advised.  The Company intends to provide comments to CMS in response to its request for input.  While the Company does not presently believe that such a requirement would have a material adverse effect on the Company’s business, no specific rule has been proposed at this time, and any consequences for the Company would depend upon the details of the new regulation.  Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for CMS’s calculation of maximum reimbursement amounts under state Medicaid programs, known as “Federal Upper Limit” (“FUL”) prices, for certain generic and multisource branded drugs.  CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs.  The Company also intends to provide comments to CMS on various aspects of this release.  Further, effective for the federal fiscal year 2012 which began October 1, 2011, CMS has reduced reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 11.1% compared to fiscal year 2011 levels.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit.  Under this law, a bipartisan Joint Select Committee on Deficit Reduction is charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases.  If legislation is not adopted by January 2012 to achieve deficit reduction targets, an enforcement mechanism known as sequestration would trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending.  Medicare provider payments would be subject to sequestration, although the reductions would be capped at 2%.

There can be no assurance that these or other legislative and regulatory changes will not adversely impact the Company’s results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement or increased operational costs.

Results of Operations for the Three and Nine Months Ended September 30, 2011

The following summary table presents consolidated financial information and results of operations of Omnicare (in thousands, except per share amounts).  The Company has disclosed in this MD&A, with the exception of EBITDA (discussed below), only those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$1,544,360	$1,516,207	$4,625,837	$4,500,003
Gross profit	346,061	333,392	1,017,414	1,001,991
Selling, general and administrative expenses	191,293	190,745	573,934	559,435
Provision for doubtful accounts	24,255	22,376	73,142	65,304
Investment income	21	4,096	572	6,865
Interest expense	(49,840)	(30,975)	(106,641)	(99,295)
Effective income tax rate	38.2%	59.4%	39.2%	33.1%

Income from continuing operations	$37,784	$(9,636)	$123,220	$71,550
Discontinued operations	(9,900)	(93,630)	(67,479)	(112,365)
Net income (loss)	$27,884	$(103,266)	$55,741	$(40,815)

Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.34	$(0.08)	$1.09	$0.61
Discontinued operations	(0.09)	(0.81)	(0.59)	(0.96)
Net income (loss)	$0.25	$(0.89)	$0.49	$(0.35)

Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.33	$(0.08)	$1.07	$0.61
Discontinued operations	(0.09)	(0.81)	(0.59)	(0.96)
Net income (loss)	$0.24	$(0.89)	$0.49	$(0.35)

EBITDA from continuing operations(b)	$143,707	$53,620	$406,185	$317,780

EBITDA from continuing operations reconciliation to net cash flows from operating activities:
EBITDA from continuing operations(b)	$143,707	$53,620	$406,185	$317,780
(Subtract)/Add:
Interest expense, net of investment income	(49,819)	(26,879)	(106,069)	(92,430)
Income tax provision	(23,343)	14,100	(79,570)	(35,423)
Write-off of debt issuance costs, net	4,994	-	5,260	2,060
Debt redemption tender premium	(14,612)	(268)	(16,144)	(7,591)
Benefit plan termination and related costs	-	25,187	-	25,187
Changes in assets and liabilities, net of effects
from acquisition and divestitures of businesses	106,139	50,526	238,279	59,652
Net cash flows from operating activities
of continuing operations	167,066	116,286	447,941	269,235
Net cash flows from operating activities
of discontinued operations	449	845	869	1,473
Net cash flows from operating activities	$167,515	$117,131	$448,810	$270,708

(a)
Earnings (loss) per share is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.  The three months ended September 30, 2010 loss per share has been computed using basic weighted average shares outstanding only, as the impact of the Company’s potentially dilutive instruments was anti-dilutive during this period, due to the loss from continuing operations during the period.

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

Net Sales
For the three and nine months ended September 30, 2011, Omnicare dispensed approximately 30,112,000 and 91,136,000 prescriptions, respectively in comparison to approximately 30,138,000 and 90,116,000 prescriptions dispensed during the same prior-year periods.  Net sales for the three and nine months ended September 30, 2011 were impacted primarily by the favorable impact of drug price inflation and growth in specialty pharmacy services.  Partially offsetting these factors was the unfavorable sales impact of reductions in reimbursement coupled with competitive pricing issues, the increased availability and utilization of generic drugs, as well as a slightly lower average number of net beds served year-over-year coupled with lower utilization during the three months ended September 30, 2011.  While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not continue to adversely impact the Company.

Gross Profit
Gross profit as a percentage of total net sales was 22.4% and 22.0% in the three and nine months ended September 30, 2011, versus 22.0% and 22.3%, respectively, in the comparable 2010 periods.  Gross profit was unfavorably affected in the 2011 periods by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues and a lower average number of net beds served year-over-year as well as by increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure.  Offsetting these factors were the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, as well as the favorable dollar effect of drug price inflation.

Selling, General and Administrative Expenses
Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.4% and 12.4% in the three and nine months ended September 30, 2011, respectively, versus 12.6% and 12.4%, respectively, in the comparable prior-year periods.  Operating expenses for the 2011 period were favorably impacted by continued progress in the Company’s non-drug purchasing program which were offset primarily by increased payroll and employee benefit costs as well as other costs associated with Omnicare’s initiatives to improve its organizational structure and customer service.

Provision for Doubtful Accounts
The provision for doubtful accounts represented 1.6% of net sales in the three and nine months ended September 30, 2011.   The increase over the comparable prior year levels of 1.5% for the three and nine months ended September 30, 2010 is related to the decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation and the Company’s ongoing efforts to continue to resolve these matters with customers.

Investment Income
Investment income for the three and nine months ended September 30, 2011 was lower than the amount earned in the comparable prior-year period, due primarily to lower invested balances in the 2011 periods, related largely to the liquidation of rabbi trust assets in the second half of 2010 and the first nine months of 2011 to fund payments to former participants in the Company’s excess benefit plan and lower rates earned on the Company’s cash and cash equivalents.

Interest Expense
Interest expense was higher in 2011 than the prior-year periods primarily due to certain debt redemption costs recorded in 2011, including tender premiums and the write-off of debt issuance costs, related to the Company’s redemption of approximately $425 million of its outstanding 6.875% Senior Subordinated Notes, due 2015 (the “6.875% Notes”), and $200 million of its 6.125% Senior Subordinated Notes (the “6.125% Senior Notes”).

Effective Income Tax Rate
The quarterly and year-to-date effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible litigation costs.  The year over year change in the effective tax rate is primarily due to a larger reduction of income tax expense in the 2010 period versus 2011 relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Financial results from continuing operations included the items presented in the table below.  Management considers these special items as not part of the core operating results of the Company and/or non-cash in nature (pretax):

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2011	2010	2011	2010

Settlement, litigation and other related charges (i)	$6,742	$36,731	$32,571	$71,598
Other miscellaneous charges, net (ii)	6,718	5,186	10,939	17,145
Amortization of discount on convertible notes (iii)	6,107	7,615	17,969	22,419
Separation, benefit plan termination and related costs (iv)	-	64,760	-	64,760
Debt redemption costs (iii)	20,168	337	21,247	9,721
Gain on sale of rabbi trust assets (iv)	-	(3,164)	-	(3,164)
Total	$39,735	$111,465	$82,726	$182,479

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.
(ii)	See further discussion at the “Other Miscellaneous Charges” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.
(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.
(iv)	See further discussion at the “Separation, Benefit Plan Termination and Related Costs” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Discontinued Operations

Net income for the three and nine months ended September 30, 2011, was significantly impacted by losses from the divestiture of discontinued operations.  The loss from operations of the home healthcare and related ancillary businesses (the “Disposal Group”) and Tidewater (collectively the “Non-Core Disposal Group”) for the three and nine months ended September 30, 2011, in comparison to the same prior year period, primarily reflects the divestiture of the home infusion portion of the Disposal Group and the divestiture of Tidewater in April 2011.  In the third quarter of 2011, the prior letter of intent (“LOI”) for the disposition of the remaining durable medical equipment (“DME”) portion of the Disposal Group was terminated, and a new LOI was entered into with a separate party.  In connection with these activities, and as a result of the Company’s third quarter 2011 fair value assessment, Omnicare recorded a loss on discontinued operations for the DME portion of the Disposal Group totaling $18.8 million.  Additionally, for the nine months ended September 30, 2011, the Non-Core Disposal Group recorded an impairment loss of $23.8 million to reduce the carrying value of DME and Tidewater to fair value based on the LOI and the final terms of the divestiture, respectively.  For the nine months ended September 30, 2010, the Non-Core Disposal Group recorded an impairment loss of $10.3 million to reduce the carrying value of the Disposal Group to fair value as of September 30, 2010.

The operating loss in the CRO Services business was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.  For the nine months ended September 30, 2011, CRO Services recorded an impairment loss of $51.5 million to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at September 30, 2011 were $681.6 million compared with $496.5 million at December 31, 2010 (including restricted cash amounts of $2.0 million and $2.0 million, respectively).

The Company generated positive net cash flows from operating activities of continuing operations of $447.9 million during the nine months ended September 30, 2011, compared with net cash flows from operating activities of continuing operations totaling $269.2 million during the nine months ended September 30, 2010.  Compared to the same prior year period, operating cash flow was favorably impacted by the year-over-year change in net income, inventories, accounts payable and non trade receivables which was partially offset by the unfavorable impact of the year-over-year change in trade accounts receivable and tender premiums relating to the Company’s Q3 2011 debt restructuring activities (see further information in the cash flows used in financing activities discussion below).  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the nine months ended September 30, 2011 and 2010 of $9.0 million and $22.9 million, respectively ($156.6 million cumulative, the recorded deferred tax liability, as of September 30, 2011).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $133.1 million and $119.2 million for the nine months ended September 30, 2011 and 2010, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $101.8 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first nine months of 2011.  Acquisitions of businesses during the first nine months of 2010 required $111.5 million of cash payments (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) which were primarily funded by invested cash and operating cash flows.  In the nine months ended September 30, 2011, the Company had net cash inflows of approximately $10.6 million relating to the divestiture of its CRO Services and Tidewater businesses.  Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities of continuing operations was $129.6 million for the nine months ended September 30, 2011 as compared to $74.4 million for the comparable prior-year period.  The Company entered into a $750 million senior unsecured credit agreement (the “Senior Credit Agreement”) that included a $450 million five-year unsecured term loan facility (the “Term Loan”) and a $300 million five-year unsecured revolving credit facility (with no amounts outstanding at September 30, 2011) during 2011.  The Company also completed the issuance of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020 (the “Additional 7.75% Notes”) during 2011.  The Company used a portion of the proceeds from the Term Loan and the Additional 7.75% Notes transactions, completed in the 2011 third quarter, to redeem approximately $425 million of the 6.875% Notes in September 2011 (with the remaining $100 million redeemed in October 2011).  Also during the first nine months of 2011, the Company redeemed $200 million of its 6.125% Senior Notes (with the remaining $50 million redeemed in October 2011).  During the first nine months of 2010, the Company completed its issuance of $400 million of 7.75% Senior Subordinated Notes (the “7.75% Notes”), purchased approximately $225 million of the Company’s 6.75% Senior Subordinated Notes due 2013 and paid down $125 million on its senior term A loan facility, that was scheduled to mature on July 28, 2010.  Further, on May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authority extending until December 31, 2012.  In the nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at an aggregate cost of approximately $120 million, versus 3.7 million shares at an aggregate cost of approximately $83 million in the prior-year period.

On September 13, 2011, the Company’s Board of Directors declared a quarterly cash dividend of 4 cents per common share, for an indicated annual rate of 15.25 cents per common share for 2011, which is greater than the annual dividends per share actually paid in 2010 of 11 cents.  Further, aggregate dividends paid of $12.7 million during the nine months ended September 30, 2011 were greater than those paid in the comparable prior-year period by approximately $3.6 million.

As previously discussed in the "Executive Overview" caption, on September 7, 2011, the Company commenced a tender offer for all of the outstanding shares of the common stock of PharMerica.  Omnicare estimates that the total amount of funds required to purchase all such shares, repay certain indebtedness of PharMerica and pay related fees and expenses will be approximately $745 million, which Omnicare expects to obtain from available cash and borrowings under its senior credit agreement.

There were no known material commitments and contingencies outstanding at September 30, 2011, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

The Company has announced its intentions to relocate the Corporate headquarters from Kentucky to Ohio in the first half of 2012.  Any costs associated with this move will be recognized as they are incurred in accordance with applicable guidance.  The savings from the relocation are expected to outweigh the costs of the move.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2011, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Exhibit 99.2 of Omnicare’s July 2011 Current Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Debt obligations	$2,522,500	$22,500	$95,000	$482,500	$1,922,500
Capital lease obligations	15,433	3,798	8,028	3,607	-
Operating lease obligations	133,101	31,799	53,615	29,343	18,344
Purchase obligations	41,517	36,391	5,126	-	-
Other current obligations	250,010	250,010	-	-	-
Other long-term obligations	108,193	-	75,865	20,386	11,942
Subtotal	3,070,754	344,498	237,634	535,836	1,952,786
Future interest costs relating to debt
and capital lease obligations	1,288,465	99,652	194,639	185,234	808,940
Total contractual cash obligations	$4,359,219	$444,150	$432,273	$721,070	$2,761,726

As of September 30, 2011, the Company had approximately $20 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the nine months ended September 30, 2011, is presented at the “Off-Balance Sheet Arrangements” caption of the MD&A section at Exhibit 99.2 of Omnicare’s July 2011 Current Report.

Critical Accounting Policies

The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s July 2011 Current Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of September 30, 2011 was $378.4 million, compared with $401.0 million at December 31, 2010.  The allowance for doubtful accounts represented 28.4% and 28.4% of gross receivables (net of contractual allowance adjustments) as of September 30, 2011 and December 31, 2010, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of September 30, 2011 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $13.3 million.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact.  Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated.  The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions, including the proposed acquisition of PharMerica, on favorable terms or at all; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance, reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; and costs to comply with the Company’s Corporate Integrity Agreements.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its swap agreements related to certain of the Company’s borrowings.  Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates on fixed to floating rate swap agreements for certain debt of the Company.  The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points.  Among the Company’s debt obligations is $450 million outstanding under the variable-rate Senior term loan, due 2016, at an interest rate of 2.74% at September 30, 2011 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.5 million per year).  In connection with its offering of $400.0 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”).  Under the 7.75% Swap Agreements, which hedge against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%.  The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 4.83% at September 30, 2011 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

For information regarding the fair value of the Company’s fixed-rate debt facilities, see the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” note of the Notes to Consolidated Financial Statement in this Filing and the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements for the year ended December 31, 2010 included in Omnicare’s July 2011 Current Report.

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against PharMerica and the members of the board of directors of PharMerica.  In the action, Omnicare alleges, among other things, that the director defendants violated their fiduciary duties by refusing to engage in negotiations with Omnicare with respect to the proposed acquisition of PharMerica, refusing to evaluate Omnicare's acquisition offer, and refusing to remove or render inapplicable preclusive defensive measures preventing PharMerica's stockholders from considering the transaction proposed by Omnicare.  Omnicare is seeking, among other things, declaratory and injunctive relief (i) enjoining the director defendants from engaging in any action or inaction that has the effect of improperly impeding Omnicare's tender offer in a manner inconsistent with their fiduciary duties and (ii) compelling the director defendants to render PharMerica's "poison pill" stockholder rights plan and Section 203 of the DGCL inapplicable to the transaction proposed by Omnicare.

Information relating to certain other legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in Omnicare’s July 2011 Current Report and Form 10-Q Quarterly Reports for the quarters ended March 31, 2011 and June 30, 2011.

ITEM 1A - RISK FACTORS

Except as provided below, there has been no material change in the risk factors previously disclosed in Part I, Item 1A of Omnicare’s 2010 Annual Report on Form 10-K (“2010 Annual Report”).  In connection with the divestiture of the Company’s Contract Research Services (“CRO Services”) organization, any references to CRO Services in the Risk Factors are no longer applicable.  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2., of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2010 Annual Report.

We are subject to risks relating to our acquisition strategy, including in connection with our proposed acquisition of PharMerica.

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

We cannot be sure of the successful completion or integration of any acquisition, or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition. We also may not realize any or all of the anticipated benefits of any acquisition.

Our proposed acquisition of PharMerica is subject to all of the risks described above. In addition, we have not been able to conduct a full review of PharMerica’s operations or to obtain representations with respect to PharMerica’s business. Because we expect to acquire at least a majority of the total number of PharMerica’s shares outstanding on a fully diluted basis if the tender offer is successful, our investment in PharMerica will be subject to all of its liabilities other than obligations, if any, discharged upon closing of the potential transaction, including unknown or contingent liabilities that could be material. We cannot assure you as to whether or when, and on what terms, the proposed acquisition of PharMerica will take place.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”).  Most of our contracts and fee schedules utilize the WAC or AWP standard. Recent events have raised uncertainties as to whether payors will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.   Also, pursuant to recently-adopted health reform legislation, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had been calculated using WAC will instead be calculated using average manufacturer price (“AMP”), a benchmark which has not been publicly available.  The health reform law also changed the requirements for CMS’s calculation of FULs.  CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs.  The Company intends to provide comments to CMS on various aspects of this release. Further, CMS announced that it will be conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2011, contemplate what we have estimated to be the most probable impact resulting from the short- or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable than those estimated in formulating such projections.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended September 30, 2011 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1 - 31, 2011	23	$31.89	-	$128,997
August 1 - 31, 2011	1,845	27.48	1,820	78,944
September 1 - 30, 2011	-	-	-	78,944
Total	1,868	$27.53	1,820	$78,944

(a) During the third quarter of 2011, the Company purchased 48 shares of Omnicare common stock in connection with its employee benefit plans, including any purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million. On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012. In the nine months ended September 30, 2011, the Company repurchased approximately 4.1 million shares at an aggregate cost of approximately $120 million, for a cumulative amount of approximately 8.5 million shares and approximately $221 million through September 30, 2011. Accordingly, the Company had approximately $79 million of combined share repurchase authority remaining as of September 30, 2011.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Omnicare, Inc.
                                         Registrant

Date: October 25, 2011	By:	/s/ John L. Workman
John L. Workman
President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Employment Agreement with Priscilla Stewart-Jones, dated as of July 22, 2011. **	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
** Indicates management contract or compensatory arrangement.

E-1