Form 10-K
period 2011-12-31
OMNICARE INC
filed 2012-02-23
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
859-392-3300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock ($1.00 Par Value)	New York Stock Exchange
4.00% Trust Preferred Income Equity Redeemable	New York Stock Exchange
Securities issued by Omnicare Capital Trust I and
guaranteed by Omnicare, Inc.
Series B 4.00% Trust Preferred Income Equity	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2011) ($31.89 per share):  $3,656,234,007.

As of January 31, 2012, the registrant had 113,605,392 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be held May 23, 2012, are incorporated by reference into Part III of this report.  Definitive copies of Omnicare’s 2012 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2011 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. – BUSINESS

Background

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group (" SCG "), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides commercialization services for the biopharmaceutical industry in addition to end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value we believe we provide to our customers.

Further information regarding LTC and SCG is presented below.  Effective in the fourth quarter of 2011, Omnicare separated its long-term care and specialty pharmaceutical groups based on the operations of the underlying businesses and the customers they serve. This action will make it easier for us to further unify our sales, marketing and service offerings for the given businesses. As a result of this action, the Company operates primarily through two segments: LTC and SCG. Additional information regarding the Company's reportable segments is presented at the "Segment Information" note of the Notes to our 2011 Consolidated Financial Statements, included at Part II, Item 8, of this Filing. All prior period segment information has been recast to reflect our new segment reporting.

Long-Term Care Group

Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2011, LTC provided our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada. LTC comprised approximately 83% of the Company’s total net sales during the year ended December 31, 2011, and dispensed approximately 115.1 million prescriptions.

In addition to pharmaceutical distribution, we believe we provide value to our customers through our extensive clinical services, our customer-facing technology offering and the speed at which we convert residents of our customers' facilities to lower-cost generic pharmaceuticals. With respect to our clinical services, we provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs (utilizing outcomes-based algorithm technology).  LTC also provides a suite of technology solutions based largely on our Omniview® web-based platform that is intended to improve the efficiency of our customers' operations through such tools as the electronic ordering of prescription refills, proof-of-delivery tracking, and real-time validation of Medicare Part D coverage, among others. LTC also provides a number of other products and services, including intravenous medications and nutrition products (infusion therapy products and services), respiratory therapy services, medical supplies and equipment (including billing the Medicare Part B program for eligible patients) and clinical care planning.  We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.

Operating Model

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents (by the facilities’ nursing staff for SNFs).  We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility's staff or attending physician. Our pharmacy infrastructure is primarily based on a "hub-and-spoke" network composed of 109 spoke pharmacies intended to primarily handle new prescription orders and 31 hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions (in addition to filling new prescription orders in their respective local markets). The use of automation within our pharmacies leverages our size and, we believe, distinguishes us from our competitors, by reducing our dispensing costs while improving our dispensing accuracy.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems.  At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity.  When required and/or specifically requested by the physician or patient, branded drugs are dispensed, and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or patient.  Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs for those presently being prescribed.  See "The Omnicare Geriatric Pharmaceutical Care Guidelines®" below for further discussion.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines®

Supplementing the various clinical services Omnicare provides, we offer client facilities and their attending physicians a guide to pharmaceutical treatment of the elderly called the Omnicare Geriatric Pharmaceutical Care Guidelines® (“Omnicare Guidelines®”).  We believe the Omnicare Guidelines® is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly.  The Omnicare Guidelines® ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness.  The Omnicare Guidelines® takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population.  The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia, an academic institution recognized for its expertise in geriatric long-term care.  The Omnicare Guidelines® is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature.  In addition, the Omnicare Guidelines® provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines® focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines® assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill.  Accordingly, we believe that the development of and compliance with the Omnicare Guidelines® is important in lowering costs for Omnicare’s payors. The Omnicare Guidelines® is also integrated into our primary customer-facing technology platform, Omniview®.

Omniview®

As the primary component of our customer-facing technology suite, Omniview®, provides our facility customers an innovative technological platform to improve efficiencies within their operations. Our broad range of advanced technologies allow web-based access to electronic medical records, automated pharmacy billing, on-line medication refills and returns processing, census tracking, pre-admission medication assessment and access to the Omnicare Guidelines®. Our MyOmniview web-portal is designed to address patients' and family member needs by allowing access to the patients' health records, billing information and pharmaceutical information. We also offer OmniviewDr as the physician-facing part of Omniview's technology portal, providing prescribers the ability to view patient health records, approve prescription refill requests, and view a comprehensive document library, among other time-saving and patient care-enhancing features. Additionally, OmniviewDr is the first and only electronic prescribing solution for controlled substances in institutional settings, enabling prescribers, nurse practitioners, and physician assistants to electronically transmit orders for controlled substances, as well as other medications, in real-time, directly to Omnicare pharmacies. This feature reduces the time it takes for patients to receive urgent medication while streamlining a cumbersome, manual, paper-based process.

Specialty Care Group

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, third party logistics, patient assistance programs, specialty pharmacy and disease management for end-of-life care. Our brand support services, third party logistics and patient assistance programs are integrated, fee-for-service platforms which focus on helping the drug manufacturer to market, to distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management. SCG accounted for approximately 17% of the Company’s total net sales during the year ended December 31, 2011.

Product and Market Development

Our LTC and SCG businesses engage in a continuing program for the development of new services and for marketing these services.  While new service and new market development are important factors for the growth of these businesses, we do not expect that any new service or marketing efforts, including those in the developmental stage, will require the investment of a significant portion of our assets.

Materials/Supply

Unlike others within the institutional pharmacy industry, we leverage our purchasing scale and direct sourcing infrastructure to source most of our generic pharmaceuticals directly from manufacturers; we believe that this creates a cost advantage over others within the industry. We also purchase some generic and branded pharmaceuticals through wholesale distributors with whom we have a prime vendor agreement at discounted prices based upon contracts negotiated by us directly with pharmaceutical manufacturers; and in some cases, based upon prices accessed through group purchasing organization contracts. We have not experienced any significant difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

Patents, Trademarks, and Licenses

Our business operations are not dependent upon any material patents, trademarks or licenses (see further discussion of licenses in the “Government Regulation” caption below).

Seasonality

Except for the periodic impacts of the flu season and/or number of billing days during any particular quarter, our business operations are generally not impacted significantly by seasonality.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers.  Our primary wholesale distributor also maintains local warehousing in most major geographic markets in which we operate.

Customers

Our LTC primarily serves long-term care institutions and other chronic care settings. In connection with the formation of the segments in late 2011, the Company changed its methodology for reporting beds to report only on the beds for its LTC business, as the number of beds is not a significant factor for our other businesses. A chart comparing the old and new methodology is included below:

	2011	2010	2009
Total beds	1,382,000	1,385,000	1,377,000
Other beds	372,000	362,000	311,000
LTC beds	1,010,000	1,023,000	1,066,000

Our SCG operates throughout the U.S., and primarily serves a broad range of clients, including many of the major multi-national biopharmaceutical companies and hospice care agencies.

No single customer comprised more than 10% of consolidated revenues in 2011, 2010 or 2009.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2011 Consolidated Financial Statements, included at Item 8 of this Filing.

Backlog

Backlog is not a relevant factor in our business as products and services are sold promptly on an as-ordered basis.

Government Regulation

Our pharmacies and the long-term care institutions we serve are subject to extensive federal, state and local regulation.  These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities.  We continuously monitor the effects of regulatory activity on our operations.

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  At December 31, 2011, we had pharmacy licenses, or pending applications, for each pharmacy we operate.  In addition, many states regulate out-of-state pharmacies as a condition of the delivery of prescription products to patients in their states.  Our pharmacies hold the requisite licenses applicable in these states.  In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Medicare and Medicaid. Our business has long operated under regulatory and cost containment pressures from federal and state laws primarily affecting Medicare and Medicaid.  We have historically received reimbursement from Medicare (primarily under the Part A and D programs and to a lesser extent the Part B programs) and Medicaid programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

The Company’s payor mix (as a percentage of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

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

See “Risk Factors”, “Legal Proceedings” and the “Commitments and Contingencies” note to the Company’s consolidated financial statements at Items 1A, 3 and 8, respectively, of this Filing for further discussion of the impact of government regulation on our business.

Competition

LTC is highly regional or local in nature and, within a given geographic area of operations, highly competitive.  We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions.  Our largest competitor nationally is PharMerica Corporation ("PharMerica").  We also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  We compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, technology and professional support we offer.  Further, some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation.  Limitations such as these may increase the competition which we face in providing services to nursing facility residents.

SCG offers a comprehensive portfolio of brand support and specialty pharmacy services tailored to the biotechnology and pharmaceutical industries. SCG competes throughout the United States with drug wholesalers and pharmaceutical benefit management companies. The SCG integrated solution addresses management and dispensing of specialty medications and medications for end-of-life patients, pharmaceutical reimbursement, pharmacy support services, third party logistics and pharmacy benefit management under a single management team which, we believe, differentiates us from our competitors.  We compete on the basis of quality and overall cost effectiveness, along with the breadth of services and professional support we offer.

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

Employees

At December 31, 2011, we employed approximately 14,600 persons in our continuing operations, (including approximately 1,300 part-time employees), of which approximately 14,560 are located within, and approximately 40 outside of, the U.S.

Executive Officers of the Company

Our executive officers of the Company at the time of this Filing are as follows:

			First Elected to
Name	Age	Office (1)	Present Office
John G. Figueroa	49	Chief Executive Officer (2)	January 1, 2011
John L. Workman	60	President and Chief Financial Officer (3)	February 17, 2011
Nitin Sahney	49	Executive Vice President and President, Specialty Care Group (4)	November 1, 2010
Jeffrey M. Stamps	52	Executive Vice President and President, Long-Term Care Operations (5)	November 15, 2010
Priscilla Stewart-Jones	53	Executive Vice President - Human Resources (6)	September 5, 2011
W. Gary Erwin	59	Senior Vice President - Professional Services (7)	September 28, 2006
Alexander M. Kayne	39	Senior Vice President, General Counsel and Secretary (8)	April 4, 2011
Beth A. Kinerk	43	Senior Vice President - Sales and Customer Development (9)	May 26, 2009

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

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

(5)
Mr. Stamps was appointed Executive Vice President and President – Long-Term Care Operations on November 15, 2010.  Since May 2009, Mr. Stamps served as Senior Vice President – Pharmacy Operations.  From February 2007 – May 2009, Mr. Stamps served as corporate Vice President and Senior Vice President – Field Operations for the Company’s Pharmacy Operations Group.  From August 2005 until February 2007, he was corporate Vice President and Senior Vice President of the Central Division of the Pharmacy Operations Group.  From 2001 until August 2005, he was Senior Regional Vice President – Eastern Region of the Pharmacy Operations Group.

(6)
Ms. Stewart-Jones was appointed Executive Vice President - Human Resources on September 5, 2011. For the ten years prior to joining the Company, Ms. Stewart-Jones served in various leadership roles for McKesson Corporation, most recently as Senior Vice President of Human Resources for its U.S. Pharmaceutical Group. Prior to joining McKesson Corporation, Ms. Stewart-Jones served in Human Resources leadership roles for Coca-Cola Enterprises and Hyatt Hotels Corporation.

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

(8)
Mr. Kayne was appointed Senior Vice President , General Counsel and Secretary on April 11, 2011.  From November 2010 - April 2011, Mr. Kayne served as Interim General Counsel and Secretary of Omnicare. Prior to joining Omnicare, Mr. Kayne was a partner with Dewey and LeBoeuf LLP in its litigation department.

(9)
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

We also post on our Corporate Web site the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for the CEO and Senior Financial Officers

•	Code of Business Conduct and Ethics Applicable to Directors

•	Audit Committee Charter

•	Compliance Committee Charter

•	Compensation, Nominating and Governance Committee Charter

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

In 2011, approximately 47% of our revenue was derived from beneficiaries covered under the Medicare Part D program, and 21% was paid by SNFs for drugs covered under Medicare Part A.  Our reimbursement under the Part D Program, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager (“PBM”) representatives.  Likewise, our reimbursement from SNFs for drugs is determined pursuant to our agreements with them.  Certain of these contracts are terminable upon prior notice by the other party.  We cannot provide assurance that we will be able to replace terminated or expired contracts on terms as favorable as the existing contracts or at all.  The termination or modification of these agreements could adversely affect our reimbursement from these sources, which could have a material adverse effect on our results of operations.  Further, termination of our agreement with a long term care facility or similar customer generally terminates our provision of services to any of the residents of the given facility, resulting in the loss of revenue from any source for those residents.  Additionally, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Part D Plans, Part D Plan consolidation or other factors, which could also adversely affect our revenue.    The Company’s payor mix (as a percentage of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements.  Many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  Any changes which lower reimbursement levels under Medicare, Medicaid or other programs could reduce our future revenue.  These changes may include modifications in the timing or processing of payments, Medicare competitive bidding for certain medical equipment and supplies in selected geographic areas, and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures.  In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

We derive a significant portion of our revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, on October 3, 2011, the Centers for Medicare & Medicaid Services (“CMS”) requested comment regarding a potential change to the regulations relating to long term care facilities’ retention of consultant pharmacists. In particular, CMS is considering imposing a requirement that consultant pharmacists be “independent” of any affiliations with the long term care pharmacy that provides drugs for the facility’s residents. It appears that such a requirement, if adopted, would preclude us from continuing to provide consultant pharmacist services to the facilities we serve as a dispensing pharmacy. We believe CMS’s stated premises for imposing such a requirement are mistaken and that mandating such a change would be ill-advised. The Company provided comments to CMS in response to its request for input. While we do not presently believe that such a requirement would have a material adverse effect on our business, no specific rule has been proposed at this time, and any consequences for us would depend upon the details of the new regulation. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for CMS’s calculation of maximum reimbursement amounts under state Medicaid programs, as discussed below under "Changes in industry pricing benchmarks could materially impact our financial performance." Further, effective for the federal fiscal year 2012 which began October 1, 2011, CMS has reduced reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 11.1% compared to fiscal year 2011 levels.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to produce a budget plan before its deadline. Under current law, if legislation is not adopted by January 2012 to achieve deficit reduction targets, an enforcement mechanism known as sequestration would trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments would be subject to sequestration, although the reductions would be capped at 2%.

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

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Most of our contracts and fee schedules utilize the WAC or AWP standard. Recent events have raised uncertainties as to whether payors will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Also, pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had been calculated using WAC will instead be calculated using average manufacturer price (“AMP”), a benchmark which has not been publicly available. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. The Company provided comments to CMS on various aspects of this release, including the Company's assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. CMS has also recently released proposed regulations relating to the calculation of AMP and FULs pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FULs do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. The Company expects to submit comments on such proposals. Further, CMS has also announced that it will be conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates. The NADAC amounts have not yet been released.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2012, contemplate what we have estimated to be the most probable impact resulting from the short- or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable than those estimated in formulating such projections.

If we fail to comply with licensure requirements, fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

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

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. We from time to time receive government inquiries from federal and state agencies regarding compliance with various healthcare laws. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, Congress has enacted health reform legislation that expands federal health care fraud enforcement authorities. We cannot predict at this time the costs associated with compliance with such law.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.  The Drug Enforcement Administration (“DEA”) increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act.  We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changes longstanding practices for dispensing controlled substances in the long-term care facility setting.  We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA.  Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services.  The Company is currently cooperating in connection with two government investigations with respect to certain of these matters.  See the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part II, Item 8, of this Filing.  There can be no assurance that this heightened level of enforcement and such investigations or any other investigations, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information.

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  Many states have similar laws applicable to the Company.  In many of our operations, we are a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so.  We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers through our contractual agreements, that we will provide our services in accordance with the requirements of the HIPAA standards.  Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers and direct action by the federal government, including penalties.  In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.  We believe we fully comply with HIPAA, the associated changes to HIPAA pursuant to the Health Information Technology for Clinical Health ("HITECH") Act, and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Like many health care providers, Omnicare maintains personal information concerning its patients.  Such information is subject to increasing regulation designed to prevent or mitigate the effects of financial and medical identity theft.  Our existing security measures may be insufficient to protect against attacks by hackers, cyber terrorism, computer viruses, telecommunications failures or other catastrophic events, any of which could result in a breach in the security of the confidential data that the Company maintains. The loss or improper exposure of personal data maintained by the Company could adversely impact the business and prospects of the Company, harm the Company's reputation and result in possible fines and sanctions and/or civil litigation by customers and affected individuals.

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

We have substantial outstanding debt and could incur more debt in the future. Any failure to meet its debt obligations would adversely affect our business and financial condition.

At December 31, 2011, our total consolidated long-term debt accounted for approximately 34.5% of total capitalization.  In addition, we and our subsidiaries may be able to incur substantial additional debt in the future.  The instruments governing our current indebtedness contain restrictions on our incurrence of additional debt.  These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions.  Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

The degree to which we are leveraged could have important consequences, including:

•
a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	our degree of leverage may make us more vulnerable in the event of a downturn in our business or in our industry or the economy in general.

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.  We may need to refinance all or a portion of our debt on or before maturity.  We cannot assure you that we would be able to refinance any of our debt, including any credit facilities, on commercially reasonable terms or at all.

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

LTC is highly regionalized and, within a given geographic region of operations, highly competitive.  Our largest competitor is PharMerica.  In the geographic regions we serve, we also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  While we compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, pharmaceutical technology and professional support we offer, competitive pressures may adversely affect our profitability and results of operations.

SCG competes throughout the United States with drug wholesalers and pharmaceutical benefit management companies.  While we compete on the basis of quality and overall cost effectiveness, along with the breadth of services and professional support we offer, competitive pressures may adversely affect our profitability and results of operations.

Factors outside the Company's control could require us to record an asset impairment of goodwill.

We are required to analyze goodwill and other intangible assets for impairment. Factors out of the Company's control, including, but not limited to the economic environment, Omnicare's market capitalization, and anticipated cash flows of the Company could require us to record an impairment charge for goodwill. The accounting guidance establishes a method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. As of December 31, 2011, we had approximately $4.2 billion of goodwill which represented 59.0% of our total assets. If an impairment is found to exist, we will be required to record an asset impairment charge which could be significant. For additional information regarding our goodwill see the "Goodwill and Other Intangible Assets" note of the Notes to Consolidated Financial Statements and the Goodwill caption of our "Critical Accounting Policies" at Part II, Item 7 of this Filing.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

Our facilities include offices, distribution centers, warehouses and other key operating facilities (such as institutional pharmacies) in various locations within the U.S. and Canada. At December 31, 2011, the Company operated a total of 205 facilities. LTC has 187 facilities, 9 of which were owned, in 44 states within the U.S. (excluding Alaska, Hawaii, North Dakota, Montana, Vermont and Delaware) representing approximately 2.8 million square feet and one facility in Canada with approximately seven thousand square feet. SCG operates 10 leased facilities in South Carolina, Florida, Kentucky, Massachusetts, Pennsylvania, Tennessee and Washington, representing 0.6 million square feet. Our Corporate/Other segment has 8 leased facilities which includes the Company's headquarters in Covington, Kentucky and locations in Ohio, Kentucky, Washington, California, Pennsylvania and the District of Columbia, representing approximately 0.2 million square feet. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

ITEM 3. - LEGAL PROCEEDINGS

On September 7, 2011, Omnicare filed a lawsuit in the Court of Chancery of the State of Delaware against PharMerica and the members of the board of directors of PharMerica, alleging, among other things, that the director defendants violated their fiduciary duties by refusing to engage in negotiations with Omnicare with respect to Omnicare's proposed acquisition of PharMerica and refusing to remove preclusive defensive measures preventing consideration of such acquisition. In light of the expiration of Omnicare's tender offer for the common stock of PharMerica, Omnicare anticipates that this proceeding will be dismissed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview" in Part II, Item 7 of this Filing.

Information relating to certain other legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to our Consolidated Financial Statements, included at Part II, Item 8, of this Filing and is incorporated herein by reference.

ITEM 4. –MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low sales prices during each of the calendar quarters of 2011 and 2010.

	2011		2010
	High	Low	High	Low
First Quarter	$30.89	$24.41	$29.39	$24.30
Second Quarter	$33.01	$30.24	$30.63	$23.54
Third Quarter	$32.99	$25.02	$26.52	$19.14
Fourth Quarter	$35.27	$20.36	$26.41	$22.15

The number of holders of record of our Common Stock on January 31, 2012 was 2,164.  This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2006 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care Index.

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2006
2007
2008
2009
2010
2011
Omnicare, Inc.
S&P 500
S&P 500 Health Care Index

	December 31,
	2006	2007	2008	2009	2010	2011
Omnicare, Inc.	$100.00	$59.21	$72.33	$63.22	$66.70	$90.98
S&P 500	100.00	105.50	66.48	84.06	96.73	98.77
S&P 500 Health Care Index	100.00	107.28	82.83	99.15	102.03	115.02

Dividends

On February 21, 2012, the Board of Directors approved a quarterly cash dividend of 7 cents, for an indicated annual rate of 28 cents per common share for 2012, which is greater than annual dividends paid per common share for the 2011 and 2010 years (the quarterly dividends are presented in the "Summary of Quarterly Results " note of the Notes to Consolidated Financial Statements).  It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.  In addition, our senior credit facility and other agreements governing our indebtedness impose restrictions on our ability to pay dividends.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2011 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Are Eligible To Be Purchased Under the Plans or Programs (b)
October 1 - 31, 2011	—	$—	—	$78,944
November 1 - 30, 2011	792	30.05	668	58,931
December 1 - 31, 2011	1	33.67	—	58,931
Total	793	$30.05	668	$58,931

(a) During the fourth quarter of 2011, the Company purchased 125 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012. In the year ended December 31, 2011, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million, for a cumulative amount of approximately 9.2 million shares and approximately $241 million through December 31, 2011.  Accordingly, the Company had approximately $59 million of share repurchase authority remaining as of December 31, 2011.   On February 21, 2012, the BOD increased its share repurchase authorization by another $200 million until February 28, 2014, leaving the Company with $259 million of share repurchase authority remaining at the date of this Filing.

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

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)

	For the years ended or at December 31, (a)
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA:
Net sales	$6,182,922	$6,030,670	$6,001,053	$5,992,450	$5,894,572
Income from continuing operations	161,532	14,464	234,695	129,699	92,516
Diluted earnings per common share - continuing operations	1.41	0.13	2.00	1.10	0.77
Dividends per common share	0.1525	0.11	0.09	0.09	0.09
Diluted weighted average number of common shares outstanding	114,781	116,927	117,777	118,313	121,258

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$580,262	$494,484	$275,707	$214,666	$274,200
Total assets	7,193,110	7,311,520	7,272,211	7,398,352	7,531,477
Long-term debt (excluding current portion), net of swap	1,968,274	2,106,758	1,980,239	2,352,822	2,416,113
Stockholders' equity	3,795,436	3,818,761	3,878,810	3,657,686	3,545,242

OTHER FINANCIAL DATA:
Net cash flows from operating activities of continuing operations	$549,399	$368,903	$480,715	$433,589	$500,007
Capital expenditures	(62,806)	(23,517)	(29,231)	(57,041)	(40,985)

(a)
Income from continuing operations has been revised by approximately ($1.6) million and $1.5 million for 2008 and 2007, respectively and the total assets and stockholders' equity amounts have been revised for the 2010 - 2007 periods for the required revisions described in further detail at the "Revisions to Financial Statements" note of the Notes to Consolidated Financial Statements.

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

Executive Overview

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group (" SCG "), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides commercialization services for the biopharmaceutical industry in addition to end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value we believe we provide to our customers. Omnicare services customers across the United States and in Canada.

In 2011, the Company continued its heightened operational focus to improve the Company’s customer service and focus on driving consistent organic growth. This focus consists of management team changes, redefining the organizational structure, insourcing of certain administrative functions, improving employee relations, reallocating resources to align employee interests, reinforcing a commitment to compliance, beginning a process of updating information technology resources in operations and finance and an overall organization-wide focus on serving our customers. As part of this process, the Company's new management team reorganized the business, effective in the fourth quarter of 2011, into two operating segments, LTC and SCG. These segments are based on management's approach for overseeing the operations of the underlying businesses, as well as the customers they serve, and will make it more conducive for the Company to further unify its sales, marketing and service offerings for the given businesses.

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2011, LTC provided our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada. LTC comprised approximately 83% of the Company’s total net sales during the year ended December 31, 2011, and dispensed approximately 115.1 million prescriptions. In connection with the formation of the segments in late 2011, the Company changed its methodology for reporting beds to report only on the beds for its LTC business, as the number of beds is not a significant factor for our other businesses. A chart comparing the old and new methodology is included below:

	2011	2010	2009
Total beds	1,382,000	1,385,000	1,377,000
Other beds	372,000	362,000	311,000
LTC beds	1,010,000	1,023,000	1,066,000

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, third party logistics, patient assistance programs, specialty pharmacy and disease management for end-of-life care. Our brand support services, third party logistics and patient assistance programs are integrated, fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management. SCG accounted for approximately 17% of the Company’s total net sales during the year ended December 31, 2011.

In 2011, the Company believes it began to see some of the benefits of the heightened operational focus through positive trends in certain of its key business metrics, including scripts dispensed. Additionally, the Company’s SCG business continued its strong performance. Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and its relative position in the growing specialty care market supported by strong cash flows. Omnicare believes its business model positions the Company to benefit (presently and in the future) from certain factors including the favorable impact of branded drug price inflation and the increased availability of generic drugs. Increased generic usage also benefits Omnicare’s payors, including facility customers and government-sponsored health programs, by lowering their healthcare costs. During 2011, the Company’s strong cash flow enabled Omnicare to pay off $250 million of the 6.125% Notes and also to return approximately 29% of the Company’s operating cash flow from continuing operations to shareholders, through dividends (which were increased from 3.25 cents per common share to 4.0 cents per common share during the second quarter of 2011) and share repurchases.

Also, in 2011, the Company completed a debt restructuring which enhanced the Company’s financial flexibility. The debt restructuring consisted of a new $750 million senior unsecured credit agreement ($450 million senior term loan and $300 million revolving loan), an offering of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020, and the redemption of approximately $525 million aggregate principal amount of the Company’s 6.875% Senior Subordinated Notes due 2015.

On September 7, 2011, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of PharMerica Corporation (“PharMerica”) for $15.00 per share in cash. The tender offer expired on February 17, 2012, at which time certain conditions to the tender offer had not been satisfied and Omnicare had not waived those conditions. No shares of PharMerica common stock were purchased pursuant to the tender offer, and all tendered shares will be returned promptly.

For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1, of this Filing.

Outlook

Historically, Omnicare's growth was driven largely by acquisitions. In mid-2010, the Company shifted its focus to become more operationally driven and customer-focused in an effort to make the organization more efficient and establish consistent organic growth. The transition to a more operationally driven and customer-focused orientation has largely centered on three core operating objectives:

•	Establish consistent net organic bed growth in LTC

•	Reposition SCG for an accelerated level of growth

•	Create more standardization across the organization

By generating net organic bed growth in LTC, Omnicare expects to free up additional capital to allocate toward acquisitions or other areas intended to increase value for its shareholders. Following the transition to become more operationally driven, the Company began investing in its people and operations to enhance service levels and improve the customer experience. The Company believes that these initiatives have been successful, with Omnicare's customer retention rate improving and nearing the level that we believe is necessary to maintain consistent organic bed growth. Moreover, as service continued to improve, the Company began investing in the sales component of its operations as well. By the fourth quarter of 2011, these investments had resulted in Omnicare generating net organic bed growth for the first time in eight years. A continued focus on net organic bed growth in LTC is a key element to the Company's long-term growth strategy, as we look to better leverage the scale of our operations.

Just as Omnicare has recently invested in the underlying operations within LTC, it has similarly repositioned its SCG to better capitalize on the attractive growth characteristics within the specialty pharmaceutical market. Until late 2010, the businesses that now encompass Omnicare's SCG operated nearly independently, realizing few synergies from our other businesses. Since creating the SCG, however, these businesses have reported into a single management team that is focused on better leveraging the assets of these specialty care businesses. Throughout 2011, the Company made a number of organizational investments in its SCG to further advance its capabilities while improving its sales results, especially in its fee-for-service operating platforms (third party logistics, brand support services, patient assistance programs). In fact, Omnicare built a manufacturer-focused sales organization during 2011, and the Company is encouraged by the early results of this group. According to industry sources, the specialty care industry has recently grown at approximately 15-20% per annum, and the Company believes its recent investments in SCG will position us well to maximize our opportunities as specialty pharmaceuticals become an increasingly larger portion of the overall pharmaceutical market.

In addition to repositioning its two primary businesses for organic growth, Omnicare has made a number of recent investments to improve the efficiency of its operations while improving dispensing and thereby enhancing patient care. Specifically, the Company is in the process of transitioning from two billing-and-dispensing systems to one new technology platform. While this is a multi-year integration, the Company currently expects to benefit from this initiative beginning in late 2012. Separately, Omnicare is also piloting several new automation capabilities within its pharmacies and on site at its customer facilities. If the pilots are successful, these initiatives are expected to have a broader launch in mid-2012 and would then be expected to positively impact profitability beginning in 2013. Omnicare believes a continued focus on standardizing its operations, both within LTC and SCG, will be a source of earnings growth while also adding to the cost advantage the Company possesses over most of its competitors.

In addition to the Company's internally driven growth objectives, there are certain pharmaceutical market dynamics and demographic developments that may continue to alter the landscape of the industries in which Omnicare competes. Specifically, both generic drugs and specialty pharmaceuticals have steadily increased their respective shares of the overall market, and Omnicare believes it is positioned well to capitalize on the continued developments in both areas. With respect to generic drugs, Omnicare uses its sophisticated direct sourcing infrastructure to maintain a purchasing advantage while rapidly converting residents to newly available generic alternatives. Because Omnicare generally makes a higher profit on generic drugs than branded alternatives, the Company believes its interests are fully aligned with its customers and payors; as Omnicare benefits from these lower cost alternatives, so do its customers, payors and the residents it serves. Numerous branded drugs the Company dispenses in high volumes are expected to lose patent exclusivity over the next few years, creating an attractive growth opportunity for Omnicare while also enabling its customers to better manage through any industry cost pressures.

With respect to specialty pharmaceuticals, a number of new treatment alternatives have become available for such complicated therapeutic categories as multiple sclerosis and rheumatoid arthritis. Omnicare believes that, through its SCG, it is well-positioned to benefit from the continued introduction of new large-molecule compounds and other specialty pharmaceutical therapies. As more of these products enter the market, the Company believes the demand for commercialization services, such as reimbursement support and third party logistics, will continue to increase.

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly.  Moreover, those over 65 years old consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population.  There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly while also improving the quality of life.  These factors are expected to result in a meaningful increase in demand for the geriatric pharmaceutical industry as a potential solution to ensuring our country can maintain the level of services provided under its government-sponsored healthcare programs while ensuring healthcare costs are contained.

In order to fund this growing demand, the Company believes that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies.  While it cannot at this time predict the ultimate effect of any of these initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment, although changes in government reimbursement regulations could significantly adversely impact our operating results. Further, in addition to any potential impacts associated with these regulatory and other matters, factors that could negatively impact the Company's future operating results include the impact of pricing adjustments, including from competitive pressures, and bed losses which may result from ongoing competition, as well as an increase in its payroll cost resulting from our operational initiatives.

Consolidated Results of Operations

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	For the years ended December 31,
	2011	2010	2009
Net sales	$6,182,922	$6,030,670	$6,001,053
Operating income	432,943	189,154	469,751
Adjusted operating income (a)	504,710	498,594	572,907
Income from continuing operations	161,532	14,464	234,695
Adjusted income from continuing operations (a)	244,108	247,315	320,678

(a)
Adjusted operating income and Adjusted income from continuing operations exclude certain items not considered part of the core operating results of the Company and certain non-cash charges. Management believes that presenting these non-GAAP financial measures enhances investors' understanding of how management assesses the performance of the Company's businesses. Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. See the “Special Items” caption of this MD&A for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted income from continuing operations to the most comparable GAAP financial measures.

2011 vs. 2010

Net sales for the year were positively impacted by drug price inflation and growth in SCG. Partially offsetting these factors was the unfavorable sales impact of reductions in reimbursement coupled with competitive pricing issues and the increased availability and utilization of generic drugs. See discussion of sales and operating income results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 22.3% for the year ended December 31, 2011, as compared with 22.2% in 2010.  Gross profit was favorably impacted by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, as well as the favorable dollar effect of drug price inflation. Partially offsetting these factors were the unfavorable impact of certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues and a lower average number of net beds served year-over-year as well as by increased payroll and employee benefit costs in connection with the Company's initiatives to improve its organizational structure.

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

Government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation.  In order to enhance its gross profit margins, the Company strategically allocates its resources to those activities that will increase internal sales growth and favorably impact sales mix, or will lower costs.  In addition, through the ongoing development of its pharmaceutical purchasing programs, the Company is able to obtain discounts, rebates and other price concessions (“Discounts”) and thereby manage its pharmaceutical costs.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through timing of brand to generic conversions and Discounts relating to purchases from the Company’s suppliers and vendors.  When recognizing the related receivables associated with these Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to the levels of inventories remaining on-hand.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as the applicable arrangements are settled and cash is received.  The aggregate amount of these adjustments has not been significant to the Company’s operations.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.5% in 2011, versus the 12.4% experienced in the prior-year period.  Operating expenses for the year ended December 31, 2011 were favorably impacted by continued progress in the Company’s non-drug purchasing program which were offset primarily by increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service.

The provision for doubtful accounts represented 1.6% of net sales in the year ended December 31, 2011. The decrease from the prior year amount of 2.3% is primarily due to the unfavorable impact in 2010 of the fourth quarter 2010 implementation of a different strategic approach for the resolution of past due accounts being disputed and/or in litigation, resulting in the Company recording an incremental charge of $48.5 million in 2010, which was partially offset by increased provisioning in 2011 under the new approach.

Investment income for the year ended December 31, 2011 was lower than the amount earned in the comparable prior-year period due primarily to lower invested balances in the 2011 period, related largely to the liquidation of rabbi trust assets in the second half of 2010 and 2011 to fund payments to former participants in the Company's excess benefit plan, and lower rates earned on the Company's cash and cash equivalents.

Interest expense was higher in 2011 than the prior-year period due primarily to certain debt redemption costs recorded in 2011, including tender premiums and the write-off of debt issuance costs, related to the Company's redemption of approximately $525 million of its outstanding 6.875% Senior Subordinated Notes, due 2015 (the "6.875% Notes"), and $250 million of its 6.125% Senior Subordinated Notes (the "6.125% Notes"). See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

The effective tax rates are different than the federal statutory rates largely as a result of the impact of state and local income taxes and certain non-deductible litigation costs. The year-over-year change in the effective tax rate is primarily due to a larger reduction of income tax expense in 2010 compared to 2011 relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statute of limitations. See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

2010 vs. 2009

Net sales for the year were favorably impacted by drug price inflation and growth in SCG. Partially offsetting these factors were lower prescription volumes due to a lower average number of beds served year-over-year, along with a shift in mix towards assisted living which generally has lower penetration rates than skilled nursing facilities, reduced utilization trends for certain drugs and a reduction in census in client facilities in certain areas, reductions in reimbursement coupled with competitive pricing issues, as well as the increased availability and utilization of generic drugs. See discussion of sales and operating profit results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 22.2% for the year ended December 31, 2010, as compared with 23.9% in 2009. Gross profit was unfavorably affected in the 2010 period by certain of the aforementioned items that reduced net sales, primarily the reductions in reimbursement coupled with competitive pricing issues and reduced prescription volumes. Partially offsetting these factors were the increased availability and utilization of higher margin generic drugs, the favorable effect of drug price inflation and cost reduction and productivity improvement initiatives.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.4% in 2010, representing a decrease from the 12.8% experienced in the prior-year period. Operating expenses for the year ended December 31, 2010 were favorably impacted largely by continued progress in the Company’s non-drug purchasing program and productivity improvements.

The increase in the provision for doubtful accounts in 2010 over 2009 is primarily due to the previously discussed decision in the fourth quarter to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation and the related incremental charge recorded in 2010.

Interest expense was higher in 2010 than the prior-year period due primarily to higher interest rates on certain components of the Company’s overall debt portfolio, a moderately higher overall outstanding debt balance at year end 2010 versus year end 2009, and certain debt redemption costs recorded in 2010. See additional information at the “Debt” note of the Notes to Consolidated Financial Statements.

The year-over-year change in the effective tax rate is largely due to certain non deductible expenses and a larger reduction of income tax expense in the 2009 versus 2010 periods relating to the reversal of certain unrecognized tax benefits for tax positions settled through the expiration of statutes of limitations. See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

Long-Term Care Group Segment

	For the years ended December 31,
	2011	2010	2009
Net sales	$5,123,477	$5,175,730	$5,271,388
Operating income	$476,800	$374,110	$530,600
Beds served	1,010	1,023	1,066
Scripts dispensed	115,074	114,573	117,727

2011 vs. 2010

LTC sales were unfavorably impacted by reductions in reimbursement primarily relating to maximum allowable costs ("MAC") and federal upper limit changes ("FUL") coupled with competitive pricing issues related to our facilities contracts. Also unfavorably impacting sales was the increased availability and utilization of generic drugs. When a drug converts from brand to generic, the Company's cost goes down, and that savings is passed on to our customers, which also serves to reduce sales. Partially offsetting these factors was the favorable impact of drug price inflation. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC.

Operating income in 2011 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives as well as the favorable dollar effect of drug price inflation and the year over year impact of various "special items" further discussed at the "Special Items" section of this MD&A.  Operating income in 2011 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing.

2010 vs. 2009

LTC sales were unfavorably impacted by lower prescription volumes largely due to lower average number of beds served year-over-year, along with a shift in mix towards assisted living which typically has lower penetration rates than skilled nursing facilities, reduced utilization trends for certain drugs and a reduction in census in certain areas; reductions in reimbursement coupled with competitive pricing issues; and the increased availability and utilization of generic drugs.  Partially offsetting these factors was the favorable impact of drug price inflation.

Operating income in 2010 was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that reduced net sales, in particular reductions in reimbursement coupled with competitive pricing issues and lower prescription volumes and the previously mentioned incremental charge to the provision for doubtful accounts and various "special items" further discussed at the "Special Items" section of this MD&A.  Operating income in 2010 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, drug price inflation, continued progress in the Company’s cost reduction and productivity improvement initiatives and the continued integration of prior-period acquisitions.

Specialty Care Group Segment

	For the years ended December 31,
	2011	2010	2009
Net sales	$1,044,191	$838,790	$712,768
Operating income	$98,938	$75,039	$87,972

2011 vs. 2010

SCG sales were positively impacted primarily by higher drug utilization, higher prescription volumes and drug price inflation coupled with increased volume in programs with drug manufacturers.  Favorable drug utilization was driven primarily from growth in the company's Multiple Sclerosis and Oncology therapies.

Operating income in 2011 was favorably affected primarily by the same factors as those impacting the net sales increase and the year-over-year impact of a $13.3 million asset impairment charge taken in the prior year related to the Company's hospice business.  Partially offsetting these factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures and investments in facilities and personnel in order to position the segment for future growth.

2010 vs. 2009

SCG sales were favorably impacted primarily by higher drug utilization, higher prescription volumes and drug price inflation.  Favorable drug utilization was driven primarily from growth in the Company's Multiple Sclerosis and Oncology therapies.

Operating income in 2010 was favorably affected primarily by the operating income effect of the aforementioned items that served to increase net sales, which was partially offset by the aforementioned $13.3 million asset impairment charge.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three years ended December 31, 2011 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the years ended December 31,
	2011	2010	2009
Settlement, litigation and other related charges (i)	$55,674	$113,709	$77,449
Other miscellaneous charges - net (ii)	16,093	147,231	25,707
Provision for doubtful accounts (iii)	—	48,500	—
Subtotal - operating expense Special Items	71,767	309,440	103,156
Amortization of discount on convertible notes (iv)	24,195	29,536	27,977
Debt redemption costs - interest expense (iv)	25,491	14,297	—
Gain on sales of rabbi trust assets (v)	—	(3,606)	—
Total Special Items	$121,453	$349,667	$131,133
Total Special Items - aftertax (vi)	$82,576	$232,851	$85,983

Operating income	$432,943	$189,154	$469,751
Operating expense Special Items	71,767	309,440	103,156
Adjusted operating income	$504,710	$498,594	$572,907

Income from continuing operations	$161,532	$14,464	$234,695
Total Special Items - aftertax	82,576	232,851	85,983
Adjusted income from continuing operations	$244,108	$247,315	$320,678

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing ("Notes to Consolidated Financial Statements").

(ii)
See further discussion at the “Other Miscellaneous Charges” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(iii)	See further discussion at the “Accounts Receivable” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(iv)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(v)	See further discussion at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

(vi)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the year ended December 31, 2011, was negatively impacted by losses from the divestiture of discontinued operations. The loss from operations of the home healthcare and related ancillary businesses (the “Disposal Group”) and Tidewater (collectively the “Non-Core Disposal Group”) for the year ended December 31, 2011, in comparison to the same prior year period, primarily reflects the divestiture of the home infusion portion of the Disposal Group in November 2010 and the divestiture of Tidewater in April 2011. Additionally, during the year ended December 31, 2011, the Non-Core Disposal Group recorded an impairment loss of $23 million to reduce the carrying value of DME (the remaining portion of the Disposal Group) and Tidewater to fair value based on the final terms of the divestitures. For the year ended December 31, 2010, the Non-Core Disposal Group recorded an impairment loss of $10.3 million to reduce the carrying value of the Disposal Group to fair value as of December 31, 2010.

The operating loss in the CRO Services portion of Discontinued Operations, in comparison to the same prior year period, was primarily due to the divestiture of the operations in early 2011. For the year ended December 31, 2011, CRO Services recorded an impairment loss of $50 million to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture. The 2010 period includes a previously disclosed goodwill impairment loss of approximately $91 million. The operating loss in 2010 was attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Impact of Inflation

The Company estimates that the impact of drug price inflation on its cost of sales for its highest dollar products during the three years ended December 31, 2011 ranged between approximately 7% to 8%. However, the impact on Omnicare's net income is significantly lower, inasmuch as government and other reimbursement formulas, which impact sales, generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011 were $582.6 million compared with $496.5 million at December 31, 2010 (including restricted cash amounts).

The Company generated net cash flows from operating activities of continuing operations of $549.4 million during the year ended December 31, 2011, compared with $368.9 million and $480.7 million during the years ended December 31, 2010 and 2009, respectively.  Operating cash flows in 2011 were used primarily for debt payments, acquisition-related payments, capital expenditures, stock repurchases and dividend payments.  Net cash flows from operating activities during the year ended December 31, 2011 were favorably impacted by the year-over-year change in net income, inventories, accounts payable and non trade receivables, which was partially offset by the reduced favorable impact of trade accounts receivable in comparison to the prior year, as well as tender premiums relating to the Company's debt restructuring activities (see further information in the cash flows used in financing activities discussion below). Net cash flows from operating activities during the year ended December 31, 2010 were unfavorably impacted by the decrease in net income as well as the year-over-year change in inventories due to large inventory reductions in 2009 as a result of Full Potential hub and spoke integration activities in 2009. These unfavorable impacts were partially offset by a year-over-year reduction in accounts receivable as well as in the cash requirements relating to accounts payable activity. Net cash flows from operating activities during the year ended December 31, 2009 were unfavorably impacted by a fourth quarter payment of approximately $63 million due to the settlement with the United States Attorney’s Office, District of Massachusetts, which was more than offset by the favorable impacts of a reduction in inventory and accounts receivable during 2009.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2011 and 2010 of $10.4 million and $30.3 million, respectively ($158 million cumulative as of December 31, 2011).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $154.8 million, $125.5 million and $142.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Acquisitions of businesses required outlays of $101.9 million (including amounts payable relating to pre-2011 acquisitions) in 2011 relating to two acquisitions.  Acquisitions of businesses during 2010 and 2009 required cash payments of $111.8 million and $92.9 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions), respectively.  The 2011, 2010 and 2009 acquisition related outlays were funded primarily by operating cash flows.  In the year ended December 31, 2011, the Company had net cash flows of approximately $13.1 million primarily relating to the divestiture of its CRO Services, DME and Tidewater businesses. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures, largely relating to investments in the Company’s information technology systems.

Net cash used in financing activities of continuing operations was $308.8 million, $24.6 million and $277.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.  In 2011, the Company entered into a $750 million senior unsecured credit agreement (the “Senior Credit Agreement”) that included a $450 million five-year unsecured term loan facility (the “Term Loan”) and a $300 million five-year unsecured revolving credit facility (the "2011 Revolving Credit Facility"). The Senior Credit Agreement replaced the Company's prior $400 million senior secured revolving credit facility. There were no outstanding loans under the prior revolving credit facility at the time of its termination. The Company also completed the issuance of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020 (the “Additional 7.75% Notes”) during 2011. The Company used a portion of the proceeds from the Term Loan and the Additional 7.75% Notes transactions, completed in the 2011 third quarter, to redeem $525 million of the 6.875% Notes. The Senior Credit Agreement may also be used to provide working capital and for other general corporate purposes. Also during 2011, the Company redeemed $250 million of its 6.125%

Senior Notes and paid off approximately $6 million on the Term Loan. In May 2010, the Company completed the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2020 (the “7.75% Notes”).  A portion of the net proceeds from the issuance of the 7.75% Notes was used to purchase all $225 million of the Company’s 6.75% Notes pursuant to a tender offer and consent solicitation and subsequent redemption.  Also, a portion of the proceeds were used to repurchase approximately $101 million of the Company’s stock as part of a previously announced common stock repurchase program discussed in further detail below.  Further, in December 2010, the Company completed the issuance of $575 million of 3.75% Convertible Senior Subordinated Notes due 2025 (the “3.75% Convertible Notes”).  A portion of the net proceeds from this issuance were used to purchase $525 million of the Company’s 3.25% Convertible Debentures pursuant to a tender offer and consent solicitation and subsequent redemption, which resulted in an economic gain (calculated as the difference between the $525 million face value of the extinguished debt and the actual amount paid by the Company to repurchase the debt of approximately $499 million) of approximately $26 million (even though the Company was required to recognize an accounting loss of $25.6 million due to its application of the authoritative guidance for convertible debt).  During 2010, the Company paid off the remaining $125 million on the senior term A loan component of the 2005 Credit Facility (the "Old Term Loans").  During 2009, the Company paid down $275 million on the Old Term Loans.

At December 31, 2011, there were no outstanding borrowings on the 2011 Revolving Credit Facility and $444 million outstanding on the Term Loan.  As of December 31, 2011, the Company had approximately $12 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On May 3, 2010, Omnicare announced that the Company’s Board of Directors ("BOD") authorized a two-year program to repurchase shares of Omnicare's outstanding common stock having an aggregate value of up to $200 million. On May 26, 2011, the BOD approved an additional $100 million of share repurchase authority extending until December 31, 2012. In the year ended December 31, 2011, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million, for a cumulative amount of approximately 9.2 million shares and approximately $241 million through December 31, 2011.  Accordingly, the Company had approximately $59 million of share repurchase authority remaining as of December 31, 2011.  On February 21, 2012, the BOD increased its share repurchase authorization by another $200 million until February 28, 2014, leaving the Company with $259 million of share repurchase authority remaining at the date of this Filing.

On February 21, 2012, the Company’s Board of Directors declared a quarterly cash dividend of 7 cents per share for an indicated annual rate of 28 cents per common share for 2012, which is greater than the annual dividends paid per common share for the 2011, 2010 and 2009 years.  Aggregate dividends of $17.2 million paid during 2011 were higher than the $12.8 million paid in 2010 and the $10.7 million paid in 2009, due primarily to an increase in dividends paid per common share to 15 cents in 2011 as compared to 11 and 9 cents per common share paid in 2010 and 2009, respectively.

There were no known material commitments and contingencies outstanding at December 31, 2011, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

The Company has announced its intentions to relocate the corporate headquarters from Kentucky to Ohio during the first half of 2012. Costs associated with this move (e.g., lease related costs, moving costs, etc.) will be recognized as they are incurred in accordance with applicable guidance. The savings from the relocation are expected to outweigh the costs of the move.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations	$2,366,875	$22,500	$45,000	$376,875	$1,922,500
Capital lease obligations	15,054	3,947	8,194	2,913	—
Operating lease obligations	129,346	32,180	54,028	27,004	16,134
Purchase obligations	35,416	30,820	4,596	—	—
Other current obligations	278,330	278,330	—	—	—
Other long-term obligations	50,476	—	36,850	5,579	8,047
Subtotal	2,875,497	367,777	148,668	412,371	1,946,681
Future interest relating to debt and
capital lease obligations(a)	1,244,022	91,167	181,730	176,695	794,430
Total contractual cash obligations	$4,119,519	$458,944	$330,398	$589,066	$2,741,111

(a)
Represents estimated future interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt.  The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of the Company’s convertible debentures and notes, as applicable.  To the extent that any debt would be paid off by Omnicare prior to the stated due date or refinanced, the estimated future interest costs would change accordingly.  Further, these analyses do not consider the effects of potential changes in the Company’s credit rating on future interest costs, changes in variable interest rates, as well as any tax effects associated with the Company’s interest costs.

As of December 31, 2011, the Company had approximately $12 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:
As of December 31, 2011, the Company had two unconsolidated entities, Omnicare Capital Trust I (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively.  For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company.  The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company.  The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust.  The Old 4.00% Debentures issued by the Company to the Old Trust and the 4.00% Convertible Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures.  Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and 4.00% Convertible Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements.  Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2011, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-

points. Among the Company’s debt obligations is $444 million outstanding under the variable-rate Senior Term Loan, due 2016, at an interest rate of 2.80% at December 31, 2011 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.4 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which hedge against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 5.07% at December 31, 2011 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).
The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market (Level 1) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2011		December 31, 2010
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
6.125% senior subordinated notes, due 2013, gross	$—	$—	$250,000	$251,300
6.875% senior subordinated notes, due 2015	—	—	525,000	535,500
7.75% senior subordinated notes, due 2020, gross	550,000	591,300	400,000	415,500
3.75% convertible senior subordinated notes, due 2025
Carrying value	361,345	—	353,505	—
Unamortized debt discount	213,655	—	221,495	—
Principal amount	575,000	816,500	575,000	636,400
4.00% junior subordinated convertible debentures, due 2033
Carrying value	203,675	—	201,282	—
Unamortized debt discount	141,325	—	143,718	—
Principal amount	345,000	318,800	345,000	266,900
3.25% convertible senior debentures, due 2035
Carrying value	384,799	—	370,837	—
Unamortized debt discount	67,701	—	81,663	—
Principal amount	452,500	404,600	452,500	427,600

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

A significant portion of the Company’s revenues from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the effects of a change in estimate related to unsettled December 31, 2011 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

Allowance for Doubtful Accounts
Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance, cash flows and financial condition.  Omnicare’s primary collection risk relates to facility and private pay customers.  The Company provides a reserve for accounts receivable considered to be at increased risk of becoming uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  Omnicare establishes this allowance for doubtful accounts and considers such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors.  Management reviews this allowance for doubtful accounts on an ongoing basis for appropriateness.  Judgment is used to assess the collectability of account balances and the economic ability of customers to pay.

The allowance for doubtful accounts as of December 31, 2011 was $358.7 million, compared with $401.0 million at December 31, 2010.  The allowance for doubtful accounts represented 27.8% and 28.4% of gross receivables (net of contractual allowance adjustments) as of December 31, 2011 and December 31, 2010, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2011 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $12.9 million.

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end.  Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded.  The Company’s policy is to resolve accounts receivable with pending status as soon as practicable.  Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2011.

Omnicare has standard policies and procedures for collection of its accounts receivable.  The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, the use of an in-house national collections department or outside collection agencies, and potentially mediation/arbitration or litigation when accounts are considered unresponsive.  In the 2010 fourth quarter, Omnicare management decided to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on maintaining positive relationships with current and former customers, with a greater priority on settling outstanding accounts receivable disputes and the avoidance of litigation where possible.  As a result of this change in approach, the Company believed there was an increased risk of uncollectible accounts receivable, and adjusted its provision for doubtful accounts accordingly.

Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims.  When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements.  At such time that a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for doubtful accounts.  At December 31, 2011, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

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

Goodwill
Historically, goodwill has been reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment. In 2011, in connection with its annual impairment test, the Company adopted the revised authoritative guidance regarding the testing for goodwill impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

During the fourth quarter of 2011, the Company changed its operating segments, which resulted in two reportable segments, LTC and SCG. In connection with this change in operating segments, the Company reallocated goodwill based on a relative fair value approach. After completing this reallocation, the Company concluded that the fair value of its operating segments were substantially above their carrying value.

The Company's 2011 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. The Company considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. In 2010, the Company performed its annual goodwill impairment analysis under the previous guidance and, except for the CRO goodwill impairment charge discussed at the "Discontinued Operations" note of the Notes to Consolidated Financial Statements, concluded that goodwill had not been impaired. Given the substantial amount of the excess of fair value over carrying value, none of the Company's reporting units were considered to be "at risk" of failing step one of Omnicare's 2010 annual goodwill impairment test. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

In prior years, the Company’s assessment of goodwill impairment was largely dependent on estimates of future cash flows at the aggregated reporting unit level, and a weighted-average cost of capital.  The estimates of these future cash flows were based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis was performed.  Further, they required management’s subjective judgments and took into account assumptions about overall growth rates and increases in expenses.

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

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws.  The Company is subject to both federal and state audits of tax returns in the normal course of business.  While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows.  If the provisions for current or deferred taxes is not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses.  Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains.  A one percentage point change in the Company's overall 2011, 2010 and 2009 effective tax rates would impact tax expense and net income by $2.7 million, $0.3 million and $3.3 million, respectively.

Legal Contingencies
As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacy’s reimbursement documentation and administrative practices). Oftentimes, these inspections, audits, investigations and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is involved with various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, investigations, legal claims and legal proceedings and assesses its potential financial exposure.

Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.

Because of inherent uncertainties related to these matters, the use of estimates, assumptions, judgments and external factors beyond the Company's control, accruals are based on the best information available at the time. As additional information becomes available, Omnicare reassesses the potential liability related to any pending inspections, audits, inquiries, investigation, claims and litigation and may revise its estimated exposure upward or downward accordingly, including any related disclosure. Such revision in the estimates of the potential liabilities could have a material impact on the Company's consolidated financial statements.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions on favorable terms or at all; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; and costs to comply with the Company’s Corporate Integrity Agreements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 23, 2012

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
Net sales	$6,182,922	$6,030,670	$6,001,053
Cost of sales	4,805,825	4,694,440	4,566,837
Gross profit	1,377,097	1,336,230	1,434,216
Selling, general and administrative expenses	773,835	747,608	766,172
Provision for doubtful accounts	98,552	136,630	92,495
Settlement, litigation and other related charges	55,674	113,709	77,449
Other miscellaneous charges	16,093	149,129	28,349
Operating income	432,943	189,154	469,751
Investment income	582	9,610	9,670
Interest expense	(136,505)	(135,720)	(119,893)
Amortization of discount on convertible notes	(24,195)	(29,536)	(27,977)
Income from continuing operations before income taxes	272,825	33,508	331,551
Income tax provision	111,293	19,044	96,856
Income from continuing operations	161,532	14,464	234,695
Loss from discontinued operations	(74,608)	(120,573)	(22,772)
Net income (loss)	$86,924	$(106,109)	$211,923
Earnings (loss) per common share - Basic:
Continuing operations	$1.43	$0.12	$2.00
Discontinued operations	(0.66)	(1.04)	(0.19)
Net income (loss)	$0.77	$(0.91)	$1.81
Earnings (loss) per common share - Diluted:
Continuing operations	$1.41	$0.13	$2.00
Discontinued operations	(0.65)	(1.03)	(0.19)
Net income (loss)	$0.76	$(0.91)	$1.80
Weighted average number of common shares outstanding:
Basic	113,000	116,348	117,094
Diluted	114,781	116,927	117,777
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$580,262	$494,484
Restricted cash	2,336	2,019
Accounts receivable, less allowances of $358,713 (2010-$401,027)	931,314	1,011,823
Inventories	419,378	418,965
Deferred income tax benefits	153,444	150,644
Other current assets	209,399	332,607
Current assets of discontinued operations	1,238	47,254
Total current assets	2,297,371	2,457,796
Properties and equipment, at cost less accumulated depreciation of $299,900 (2010-$284,533)	225,257	204,717
Goodwill	4,247,286	4,182,928
Identifiable intangible assets, less accumulated amortization of $246,200 (2010-$219,107)	238,563	259,809
Other noncurrent assets	184,560	156,941
Noncurrent assets of discontinued operations	73	49,329
Total noncurrent assets	4,895,739	4,853,724
Total assets	$7,193,110	$7,311,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$273,768	$233,396
Accrued employee compensation	61,019	59,417
Current debt	26,447	3,537
Other current liabilities	170,733	234,764
Current liabilities of discontinued operations	8,100	22,361
Total current liabilities	540,067	553,475
Long-term debt, notes and convertible debentures	1,968,274	2,106,758
Deferred income tax liabilities	838,857	771,869
Other noncurrent liabilities	50,476	60,657
Total noncurrent liabilities	2,857,607	2,939,284
Total liabilities	3,397,674	3,492,759
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 131,756,500 shares issued (2010-129,634,300 shares issued)	131,757	129,634
Paid-in capital	2,488,941	2,424,978
Retained earnings	1,651,829	1,582,489
Treasury stock, at cost-18,132,600 shares (2010-13,011,700 shares)	(484,123)	(333,554)
Accumulated other comprehensive income	7,032	15,214
Total stockholders' equity	3,795,436	3,818,761
Total liabilities and stockholders' equity	$7,193,110	$7,311,520
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$86,924	$(106,109)	$211,923
Loss from discontinued operations	74,608	120,573	22,772
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	47,053	46,096	47,919
Amortization	86,079	104,450	89,763
Write-off of debt issuance costs	6,012	6,636	—
Debt redemption tender offer premium	(19,582)	(7,591)	—
Asset impairment charges	—	22,884	—
Benefit plan termination and related costs	—	25,187	—
Loss on debt extinguishment	—	25,552	—
Deferred tax provision	62,909	22,952	90,658
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable and unbilled receivables, net of provision for doubtful accounts	99,449	198,338	135,320
Inventories	4,994	(34,676)	84,469
Current and noncurrent assets	120,360	38,966	(14,891)
Accounts payable	26,351	(44,638)	(74,414)
Accrued employee compensation	1,595	21,451	(6,436)
Deferred revenue	1,135	525	(206)
Current and noncurrent liabilities	(48,488)	(71,693)	(106,162)
Net cash flows from operating activities of continuing operations	549,399	368,903	480,715
Net cash flows from (used in) operating activities of discontinued operations	623	(288)	3,079
Net cash flows from operating activities	550,022	368,615	483,794
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(101,933)	(111,812)	(92,889)
Divestiture of businesses, net	13,099	—	—
Capital expenditures	(62,806)	(23,517)	(29,231)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	(275)	11,082	(10,547)
Other	(2,874)	(1,259)	(9,979)
Net cash flows used in investing activities of continuing operations	(154,789)	(125,506)	(142,646)
Net cash flows used in investing activities of discontinued operations	(622)	(546)	(2,191)
Net cash flows used in investing activities	(155,411)	(126,052)	(144,837)
Cash flows from financing activities:
Payments on term loans	(5,625)	(125,000)	(275,000)
Proceeds from long-term borrowings and obligations	600,000	975,000	—
Payments on long-term borrowings and obligations	(777,609)	(726,533)	(1,592)
Fees paid for financing activities	(13,780)	(33,249)	—
Increase (decrease) in cash overdraft balance	11,674	18,221	(637)
Payments for Omnicare common stock repurchases	(140,127)	(100,942)	—
Proceeds (payments) for stock awards and exercise of stock options, net of stock tendered in payment	30,712	(13,989)	9,666
Dividends paid	(17,217)	(12,839)	(10,733)
Other	3,140	(5,289)	1,268
Net cash flows used in financing activities of continuing operations	(308,832)	(24,620)	(277,028)
Net cash flows used in financing activities of discontinued operations	—	—	(479)
Net cash flows used in financing activities	(308,832)	(24,620)	(277,507)
Net increase in cash and cash equivalents	85,779	217,943	61,450
Less increase (decrease) in cash and cash equivalents of discontinued operations	1	(834)	409
Increase in cash and cash equivalents of continuing operations	85,778	218,777	61,041
Cash and cash equivalents at beginning of year	494,484	275,707	214,666
Cash and cash equivalents at end of year	$580,262	$494,484	$275,707
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2009, as reported	$125,583	$2,224,129	$1,498,171	$(193,178)	$164	$3,654,869
Adjustment to revise acquisition reserves	—	—	2,817	—	—	2,817
Balance at January 1, 2009, as revised	$125,583	$2,224,129	$1,500,988	$(193,178)	$164	$3,657,686
Dividends paid ($0.09 per share)	—	—	(10,733)	—	—	(10,733)
Stock acquired/issued for benefit plans	—	23	—	569	—	592
Stock option exercises and amortization/forfeitures	1,079	24,619	—	—	—	25,698
Stock awards/issuance, net of amortization/forfeitures	1,163	21,883	—	(12,408)	—	10,638
Adjustment to deferred tax convertible debt adjustment	—	(749)	(741)	—	—	(1,490)
Subtotal	127,825	2,269,905	1,489,514	(205,017)	164	3,682,391
Net income	—	—	211,923	—	—	211,923
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	14,934	14,934
Unrealized depreciation in fair value of investments	—	—	—	—	(7,267)	(7,267)
Amortization of pension benefit costs	—	—	—	—	2,045	2,045
Actuarial loss on pension obligations	—	—	—	—	(25,216)	(25,216)
Comprehensive income (loss)	—	—	211,923	—	(15,504)	196,419
Balance at December 31, 2009	127,825	2,269,905	1,701,437	(205,017)	(15,340)	3,878,810
Dividends paid ($0.11 per share)	—	—	(12,839)	—	—	(12,839)
Stock acquired/issued for benefit plans	—	—	—	68	—	68
Stock option exercises and amortization/forfeitures	386	12,153	—	—	—	12,539
Common stock repurchase	—	—	—	(100,942)	—	(100,942)
Stock awards/issuance, net of amortization/forfeitures	1,423	36,837	—	(27,663)	—	10,597
Adjustment to deferred tax convertible debt adjustment	—	106,083	—	—	—	106,083
Subtotal	129,634	2,424,978	1,688,598	(333,554)	(15,340)	3,894,316
Net loss	—	—	(106,109)	—	—	(106,109)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	(3,807)	(3,807)
Unrealized appreciation in fair value of investments	—	—	—	—	924	924
Amortization of pension benefit gain	—	—	—	—	3,458	3,458
Actuarial gain on pension obligations	—	—	—	—	29,979	29,979
Comprehensive income (loss)	—	—	(106,109)	—	30,554	(75,555)
Balance at December 31, 2010	129,634	2,424,978	1,582,489	(333,554)	15,214	3,818,761

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2010	129,634	2,424,978	1,582,489	(333,554)	15,214	3,818,761
Dividends paid ($0.1525 per share)	—	—	(17,217)	—	—	(17,217)
Stock option exercises and amortization/forfeitures	1,565	40,466	—	(21)	—	42,010
Common stock repurchase	—	—	—	(140,127)	—	(140,127)
Translation adjustment recorded as loss on sale of CRO	—	—	—	—	(2,210)	(2,210)
Stock awards/issuance, net of amortization/forfeitures	558	23,497	—	(10,407)	—	13,648
Other	—	—	(367)	(14)	—	(381)
Subtotal	131,757	2,488,941	1,564,905	(484,123)	13,004	3,714,484
Net income	—	—	86,924	—	—	86,924
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	—	(4,691)	(4,691)
Unrealized depreciation in fair value of investments	—	—	—	—	(1,274)	(1,274)
Amortization of pension benefit gain	—	—	—	—	(7)	(7)
Comprehensive income (loss)	—	—	86,924	—	(5,972)	80,952
Balance at December 31, 2011	$131,757	$2,488,941	$1,651,829	$(484,123)	$7,032	$3,795,436

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides commercialization services for the biopharmaceutical industry in addition to end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value Omnicare believes it provides to its customers.

Effective in the fourth quarter of 2011, Omnicare separated its long-term care and specialty pharmaceutical groups based on the operations of the underlying businesses and the customers they serve. This action will make it easier for Omnicare to further unify its sales, marketing and service offerings for the given businesses. As a result of this action, the Company operates primarily through two segments: LTC and SCG. Additional information regarding the Company's reportable segments is presented at the "Segment Information" note of the Notes to Consolidated Financial Statements. All prior period segment information has been recast to reflect the new segment reporting.

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

Fair Value of Financial Instruments

The Company applies the authoritative guidance for fair value measurements, which defines a hierarchy prioritizing the inputs used in fair value measurements.  “Level 1” measurements use quoted prices in active markets for identical assets or liabilities.  “Level 2” measurements use significant observable inputs.  “Level 3” measurements use significant unobservable inputs which require a company to develop its own assumptions.  In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.

See further discussion at the “Fair Value” note of the Notes to Consolidated Financial Statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, accounts receivable and fixed to floating interest rate swap agreements.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks.  Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness.  For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for 10% or more of revenues.  The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

In 2011, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs.  These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs.  The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers.  A portion of these revenues also are indirectly dependent on government programs.  The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended December 31,:

	2011	2010	2009
Private pay, third-party and facilities (a)	41%	42%	43%
Federal Medicare program (Part D & Part B)	47%	46%	45%
State Medicaid programs	9%	9%	10%
Other sources	3%	3%	2%
Totals	100%	100%	100%
(a) Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

Accounts Receivable

The following table is an aging of the Company’s December 31, 2011 and 2010 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

December 31, 2011	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$257,782	$199,303	$457,085
Facility payors	387,509	204,419	591,928
Private Pay payors	85,934	155,080	241,014
Total gross accounts receivable (net of contractual allowance adjustments)	$731,225	$558,802	$1,290,027
December 31, 2010
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$260,788	$185,934	$446,722
Facility payors	389,887	312,996	702,883
Private Pay payors	96,047	167,198	263,245
Total gross accounts receivable (net of contractual allowance adjustments)	$746,722	$666,128	$1,412,850

During the fourth quarter 2010, Omnicare implemented a Company-wide Reorganization Program.  Among other changes, this program has resulted in numerous senior management and other organizational leadership changes, including a realignment of division presidents for LTC and change in its Office of General Counsel.  As a result of these activities and the performance of its year end closing process, the Company reassessed the allowance for doubtful accounts for facility receivables and concluded that an incremental charge of $48.5 million was necessary.  The key factors leading to management’s change in estimate relate primarily to a decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on settling outstanding accounts receivable disputes and the avoidance of protracted costly and often disruptive litigation with customers, where possible.    As a result of this change in approach, the Company believes it will have reduced opportunities to monetize disputed receivables through litigation, increasing the risk of uncollectible accounts receivable.

Notes Receivable

The Company periodically enters into notes receivable from its customers.  These notes receivable and the related allowance for losses are recorded in the “Other Current Assets” and “Other Non-Current Assets” captions of the Consolidated Balance Sheets, and are not considered material to the consolidated financial position of the Company.  The Company assesses and monitors credit risk associated with notes receivable through review of the customer’s net worth, payment history, long-term debt ratings and/or other information available from recognized credit rating services.  The receivables are periodically assessed for significant changes in credit ratings or other information indicating an increase in exposure to credit risk.  Historic losses on notes receivable have not been material.

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

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions.  Historically, goodwill has been reviewed at the reporting unit level for impairment using a fair value based approach at least annually or between annual tests if events occur or circumstances indicate there may be an impairment. In 2011, in connection with its annual impairment test, the Company adopted the revised authoritative guidance regarding the testing for goodwill impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

During the fourth quarter of 2011, the Company changed its operating segments, which resulted in two reportable segments, LTC and SCG. In connection with this change in operating segments the Company reallocated goodwill to its reporting units based on a relative fair value approach.

Intangible assets that are being amortized under the authoritative guidance are amortized over their useful lives.  Indefinite-lived intangible assets are reviewed annually for impairment, which resulted in a write-off of approximately $13.3 million during 2010. See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.

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

The book carrying amount of the Company’s property and casualty accrual available for self-insured retentions and deductibles, at December 31, 2011 and 2010, was $21.0 million and $21.2 million, respectively.  The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2011 and 2010, was 1.1% and 2.3%, respectively.

Revenue Recognition

In general, Omnicare recognizes revenue when products are delivered or services are rendered or provided to the customer, prices are fixed and determinable and collection is reasonably assured.

A significant portion of the Company’s revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances for billed, unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.

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

Delivery Expenses

Omnicare incurred expenses totaling approximately $180 million, $177 million and $181 million for the years ended December 31, 2011, 2010 and 2009, respectively, to deliver the products sold to its customers.  Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Income.

Evaluation of Subsequent Events

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued.  No matters were identified that would materially impact the Company’s Consolidated Financial Statements or associated disclosures.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,
	2011	2010
Cumulative foreign currency translation adjustments	$10,548	$15,239
Translation adjustment recorded as loss on the sale of CRO	(2,210)	—
Unrealized gain (loss) on fair value of investments	(277)	997
Pension and postemployment benefits	(1,029)	(1,022)
Total accumulated other comprehensive income (loss), net	$7,032	$15,214

The amounts are net of applicable tax benefits which were inconsequential in the years ended December 31, 2011 and 2010.

Other Miscellaneous Charges

Other Miscellaneous Charges consist of the following (in thousands):

	December 31,
	2011		2010	2009
Acquisition and other related costs (1)	$25,549		$5,319	$1,399
Restructuring and other related charges (2)	—		17,165	19,814
Stock option expense (3)	—		4,207	5,633
Repack matters - SG&A (4)	(10,500)		663	1,503
Asset impairment charges (5)	—	—	22,884	—
Separation, benefit plan termination and related costs (6)	1,044		64,760	—
Loss on plane lease (7)	—		6,785	—
Debt redemption loss and costs (8)	—		27,346	—
Subtotal - other miscellaneous charges	16,093		149,129	28,349
Repack matters - COS (4)	—		(1,898)	(2,642)
Total - other miscellaneous charges, net	$16,093		$147,231	$25,707

(1)	See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(2)	See further discussion at the "Restructuring and Other Related Charges" note of the Notes to Consolidated Financial Statements.

(3)	See further discussion at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements.

(4)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(5)	See additional information at the "Goodwill and Other Intangible Assets" note of the Notes to Consolidated Financial Statements.

(6)	See additional information at the "Separation, Benefit Plan Termination and Related Costs" note of the Notes to Consolidated Financial Statements.

(7)	The year ended December 31, 2010 includes a charge relating to the termination of the Company’s prior aircraft lease.

(8)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

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

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of disputes and litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; currency fluctuation between the U.S. dollar and other currencies; the ability to consummate pending acquisitions and the successful integration of acquired companies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreements and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets assessments; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance regarding the testing for goodwill impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company early adopted the new authoritative guidance in the fourth quarter of 2011 in connection with its annual impairment test. See further discussion at the “Goodwill and Other Intangibles Assets” note of the Notes to Consolidated Financial Statements.

Reclassifications

Certain reclassifications of prior-year amounts, primarily related to the reclassification of segment information, have been made to conform with the current-year presentation, none of which were considered material to the Company’s financial statements taken as a whole.

Note 2 - Revisions to Financial Statements
During 2011, the Company identified errors to amounts recognized for purchase accounting reserves, primarily relating to legal reserves, compliance audits and other contingent matters. Accordingly, Omnicare revised its financial statements to recognize correcting adjustments. The Company does not believe that these adjustments are material to any prior year's consolidated financial statements. The cumulative income statement impact for the three years ended December 31, 2011 of $1.0 million has been recorded in the income statement for the year ended December 31, 2011. As the impact on each of the years ended December 31, 2010 and 2009 was de minimus, Omnicare has not revised the respective income statements. The balance sheet impacts of the revision are reflected in the following table. Further, the impact on beginning retained earnings of $2.8 million as of January 1, 2009 is presented in the Statement of Stockholders' Equity and is the cumulative income statement impact of the adjustments prior to 2009. This non-cash revision does not impact the Company's previously reported consolidated cash flows from operations for any period.

The following table presents the effects of this correction on the Company's Consolidated Balance Sheet as of December 31, 2010 (in thousands):

	As Reported	Adjustment	As Adjusted
Goodwill	$4,234,821	$(51,893)	$4,182,928
Total noncurrent assets	4,905,617	(51,893)	4,853,724
Total assets	$7,363,413	$(51,893)	$7,311,520

Other current liabilities	$275,543	$(40,779)	$234,764
Total current liabilities	594,254	(40,779)	553,475
Deferred income tax liabilities - non current	737,383	34,486	771,869
Other noncurrent liabilities	109,074	(48,417)	60,657
Total noncurrent liabilities	2,953,215	(13,931)	2,939,284
Total liabilities	3,547,469	(54,710)	3,492,759

Retained earnings	1,579,672	2,817	1,582,489
Total stockholders' equity	3,815,944	2,817	3,818,761
Total liabilities and stockholders' equity	$7,363,413	$(51,893)	$7,311,520

Note 3 – Common Stock Repurchase Program

On May 3, 2010, Omnicare announced that the Company’s Board of Directors authorized a new two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012. In the year ended December 31, 2011, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million, for a cumulative amount of approximately 9.2 million shares and approximately $241 million through December 31, 2011.  Accordingly, the Company had approximately $59 million of share repurchase authority remaining as of December 31, 2011.

Note 4 – Discontinued Operations

Non-Core Disposal Group
In 2009, the Company commenced activities to divest certain home healthcare and related ancillary businesses (“the Disposal Group”) that were non-strategic in nature. In 2010, Omnicare divested the home infusion business portion of the Disposal Group. Also, in 2010, the Company entered into a letter of intent (“LOI”) regarding its disposition of the remaining durable medical equipment (“DME”) portion of the Disposal Group. In the third quarter of 2011, the prior LOI was terminated, and a new LOI was entered into with a separate party. The Company closed the DME transaction in the fourth quarter of 2011. In connection with these activities, Omnicare recorded an impairment loss in discontinued operations for the DME portion of the Disposal Group totaling $18.0 million in the year ended December 31, 2011. Additionally, in the second quarter of 2011, the Company divested of its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined it was no longer a good strategic fit within the Company’s portfolio of assets. The Company does not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare.
In the year ended December 31, 2011, the Non-Core Disposal Group recorded an impairment loss of $23 million to reduce the carrying value of DME and Tidewater to fair value based on the final terms of the divestitures. In the year ended December 31, 2010, the Non-Core Disposal Group recorded an impairment loss of approximately $10.3 million to reduce the carrying value of the Disposal Group to fair value as of December 31, 2010. The net assets held for sale of the Non-Core Disposal Group were required to be measured at the lower of cost or fair value less costs to sell. Prior to divestiture, the fair values were based on a market approach utilizing both selected guideline public companies and comparable industry transactions, which were considered “Level 3” inputs within the fair value hierarchy. The fair value amount was estimated, reviewed quarterly and finalized upon disposition of the individual components of the Non-Core Disposal Group.
CRO Services
As previously disclosed by the Company, the Contract Research Services (“CRO Services”) industry had been facing unfavorable market conditions. The Company determined that its CRO Services business was no longer a good strategic fit within the Company’s portfolio of assets. In light of these factors, and in connection with the reallocation of resources started in the second half of 2010, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011. For the year ended December 31, 2011, CRO Services recorded an impairment loss of $50 million to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture. During 2010, the Company performed an interim impairment test with respect to goodwill and certain other intangible assets related to its CRO Services reporting unit outside of its normal fourth quarter test period. Based on the results of the tests performed, the Company recorded a goodwill impairment loss of approximately $91 million in the third quarter of 2010.
The results from operations for all periods presented have been revised to reflect the results of the Non-Core Disposal Group and CRO Services as discontinued operations, including the impairment losses, as well as certain expenses of the Company related to the divestitures.
Selected financial information related to the discontinued operations of the Non-Core Disposal Group and CRO Services follows (in thousands):

	For the years ended December 31,
	2011	2010	2009
Net sales - Non-Core Disposal Group ("NCDG")	$24,858	$59,656	$84,903
Net sales - CRO Services	32,146	109,176	156,707
Net sales - total discontinued	57,004	168,832	241,610

(Loss) from operations of NCDG, pretax	(4,298)	(14,025)	(13,645)
(Loss) from operations of CRO Services, pretax	(4,921)	(19,269)	(3,581)
(Loss) from operations - total discontinued, pretax	(9,219)	(33,294)	(17,226)

Income tax benefit - NCDG	1,450	3,614	5,468
Income tax benefit - CRO Services	1,923	8,116	1,051
Income tax benefit - total discontinued	3,373	11,730	6,519

(Loss) from operations of NCDG, aftertax	(2,848)	(10,411)	(8,177)
(Loss) from operations of CRO Services, aftertax	(2,998)	(11,153)	(2,530)
(Loss) from operations - total discontinued, aftertax	(5,846)	(21,564)	(10,707)

Impairment loss on NCDG, pretax	(23,105)	(10,343)	(14,492)
Impairment loss on CRO Services, pretax	(49,978)	(90,628)	—
Income tax (expense) benefit of impairment loss on NCDG	(2,996)	1,859	2,427
Income tax (expense) benefit of impairment loss on CRO Services	7,317	103	—
Impairment loss on discontinued, aftertax	(68,762)	(99,009)	(12,065)

Loss from discontinued operations of NCDG	(28,949)	(18,895)	(20,242)
Loss from discontinued operations of CRO Services	(45,659)	(101,678)	(2,530)
Loss from discontinued operations - total	$(74,608)	$(120,573)	$(22,772)

Note 5 – Acquisitions

Historically, the Company has been involved in a program to acquire providers of pharmaceutical products and related pharmacy services to long-term care facilities and their residents as well as patients in other care settings.  The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth.  From time-to-time, the Company may acquire other businesses which complement the Company’s core businesses.

In the years ended December 31, 2011, 2010 and 2009, the Company incurred acquisition and other related costs of approximately $25.5 million, $5.3 million and $1.4 million, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions offset in part by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the years ended December 31, 2011, 2010 and 2009, the Company completed two, four and nine acquisitions of businesses

(all of which were in the LTC Group segment), respectively, none of which were, individually or in the aggregate, significant to the Company.  Acquisitions of businesses required cash payments of approximately $102 million, $112 million and $93 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2011, 2010 and 2009, respectively.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The Company continues to evaluate the tax effects, identifiable intangible assets and other pre-acquisition contingencies relating to certain acquisitions. Omnicare is in the process of completing its allocation of the purchase price for certain acquisitions, and accordingly, the goodwill and other identifiable intangible assets balances are preliminary and subject to change.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable through 2012, primarily representing payments originating from earnout provisions of acquisitions which were completed prior to January 1, 2009, were immaterial as of December 31, 2011.

On September 7, 2011, Omnicare commenced a tender offer for all of the outstanding shares of the common stock of PharMerica Corporation (“PharMerica”) for $15.00 per share in cash. The tender offer expired on February 17, 2012, at which time certain conditions to the tender offer had not been satisfied and Omnicare had not waived those conditions. No shares of PharMerica common stock were purchased pursuant to the tender offer, and all tendered shares will be returned promptly.

Note 6 – Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2011	2010
Cash	$580,047	$46,639
Money market funds	215	686
U.S. government-backed repurchase agreements	—	447,159
	$580,262	$494,484

Repurchase agreements represent investments in U.S. government-backed treasury issues under agreements to resell the securities to the counterparty.  The amounts in the money market funds are shown at fair value based on the quoted market prices of the investments.  The term of the repurchase agreements usually span overnight, but in no case is longer than 30 days.  The Company has a collateralized interest in the underlying securities of repurchase agreements, which are segregated in the accounts of the counterparty.

See additional information at the “Description of Business and Summary of Significant Accounting Policies” and “Fair Value” notes of the Notes to Consolidated Financial statements.

Note 7 – Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2011	2010
Land	$3,646	$3,646
Buildings and building improvements	15,084	15,957
Computer equipment and software	273,137	247,168
Machinery and equipment	132,030	117,232
Furniture, fixtures and leasehold improvements	101,260	105,247
	525,157	489,250
Accumulated depreciation	(299,900)	(284,533)
	$225,257	$204,717

Note 8 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	LTC	SCG	Total
Goodwill balance as of January 1, 2010, as reported	$3,474,233	$678,022	$4,152,255
Adjustment to revise acquisition reserves (Note 2)	(51,893)	—	(51,893)
Goodwill balance as of January 1, 2010, as revised	$3,422,340	$678,022	$4,100,362
Goodwill acquired in the year ended December 31, 2010	80,596	—	80,596
Other	1,404	566	1,970
Goodwill balance as of December 31, 2010	3,504,340	678,588	4,182,928
Goodwill acquired in the year ended December 31, 2011	52,924	—	52,924
Other	11,394	40	11,434
Goodwill balance as of December 31, 2011	$3,568,658	$678,628	$4,247,286

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions (including, where applicable, payments pursuant to acquisition agreements such as deferred payments, indemnification payments and payments originating from earnout provisions for acquisitions prior to January 1, 2009, as well as adjustments for the finalization of purchase price allocations, including identifiable intangible asset valuations).  “Other” also includes the effect of adjustments due to foreign currency translations, which relate primarily to the Company's pharmacy located in Canada, which is included in LTC.

The Company performed its annual goodwill impairment analysis for the year ended December 31, 2011 in accordance with the new authoritative guidance on goodwill impairment. This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis involves an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment includes the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the Company's annual goodwill impairment analysis for the years ended December 31, 2011 and 2010, except for the impairment charges disclosed in the "Discontinued Operations" note of the Notes to Consolidated Financial Statements, Omnicare concluded that goodwill had not been impaired.

During the fourth quarter of 2011, the Company changed its operating segments, which resulted in two reportable segments, LTC and SCG. In connection with this change in operating segments, the Company reallocated goodwill to its reporting units based on a relative fair value approach.

During 2011, the Company identified necessary revisions to amounts recognized for purchase accounting reserves. See additional information at the "Revisions to Financial Statements" note for additional information.

The table below presents the Company’s other identifiable intangible assets, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

				December 31, 2011
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	8.5	—	15	$408,329	$(221,477)	$186,852
Trademark and trade names		—	(a)	28,122	(837)	27,285
Non-compete agreements	5	—	15	42,010	(20,063)	21,947
Technology assets	10	—	11	5,976	(3,575)	2,401
Other	10	—	15	326	(248)	78
Total				$484,763	$(246,200)	$238,563
				December 31, 2010
				Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Amount
Customer relationship assets				$392,281	$(186,467)	$205,814
Trademark and trade names				39,672	(13,300)	26,372
Non-compete agreements				48,036	(24,545)	23,491
Technology assets				11,899	(7,859)	4,040
Other				328	(236)	92
Total				$492,216	$(232,407)	$259,809
(a)Certain of Omnicare's trademark and trade names are amortized over their useful lives ranging up to five years.
The remainder have indefinite useful lives as further discussed below.

Amortization expense related to identifiable intangible assets was $41.6 million, $38.9 million and $39.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Omnicare’s trademark and trade names primarily constitute identifiable intangible assets with indefinite useful lives based upon their expected useful lives and the anticipated effects of obsolescence, demand, competition and other factors per the requirements of the authoritative guidance regarding goodwill and other intangible assets.  Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.  The Company performed its annual assessment for the year ended December 31, 2011 and concluded that these assets had not been impaired. In its annual assessment for the year ended December 31, 2010, the Company concluded that certain trade names of the business were impaired and, accordingly, recorded an impairment loss of approximately $13.3 million in the fourth quarter of 2010, due to revisions in forecasted cash flows associated with those trade name intangible assets.  The fair value at December 31, 2011 and 2010 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

The Company also recorded other asset impairment charges of approximately $10 million in the three months and year ended December 31, 2010, primarily to write-off certain technology assets that were abandoned, and related non–compete agreement assets.  The fair value at December 31, 2010 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2011 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2012	$41,301
2013	35,966
2014	34,760
2015	31,913
2016	22,397
Note 9 – Fair Value

The Company’s assets and (liabilities) measured at fair value were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2011
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
7.75% interest rate swap agreement - fair value hedge (1)	$35,473	$—	$35,473	$—
Derivatives (2)	—	—	—	—
Total	$35,473	$—	$35,473	$—

December 31, 2010
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
Rabbi trust assets (3)	$85,741	$85,741	$—	$—
7.75% interest rate swap agreement - fair value hedge (1)	$(829)	$—	$(829)	$—
6.875% interest rate swap agreement - fair value hedge (1)	(3,461)	—	(3,461)	—
Derivatives (2)	—	—	—	—
Total	$(4,290)	$—	$(4,290)	$—

See further discussion of Omnicare’s application of the authoritative guidance for fair value measurements, including clarification of Levels 1, 2 and 3, at the “Fair Value of Financial Instruments” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(1) The fair value of the Company’s interest rate swap agreements ("swaps") are valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, these swaps are categorized within Level 2 of the hierarchy.  The Company’s swaps are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.
(2) The Company’s derivative instruments are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.
(3) The fair value of restricted funds held in trust ("rabbi trust assets") for settlement of the Company’s pension obligations are based on quoted market prices in an active market of the investments held by the trustee.

For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the net carrying value of these items approximates their fair value at period end.  Further, at period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.  The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while recorded on the Consolidated Balance Sheets at carrying value, and thus excluded from the table above, are included in the Fair Value of Financial Instruments table below.

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2011		December 31, 2010
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
6.125% senior subordinated notes, due 2013, gross	$—	$—	$250,000	$251,300
6.875% senior subordinated notes, due 2015	—	—	525,000	535,500
7.75% senior subordinated notes, due 2020, gross	550,000	591,300	400,000	415,500
3.75% convertible senior subordinated notes, due 2025
Carrying value	361,345	—	353,505	—
Unamortized debt discount	213,655	—	221,495	—
Principal amount	575,000	816,500	575,000	636,400
4.00% junior subordinated convertible debentures, due 2033
Carrying value	203,675	—	201,282	—
Unamortized debt discount	141,325	—	143,718	—
Principal amount	345,000	318,800	345,000	266,900
3.25% convertible senior debentures, due 2035
Carrying value	384,799	—	370,837	—
Unamortized debt discount	67,701	—	81,663	—
Principal amount	452,500	404,600	452,500	427,600

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2011 (in thousands):

Year ended
December 31,
2012	$32,180
2013	28,788
2014	25,240
2015	17,284
2016	9,720
Later years	16,134
Total minimum payments required	$129,346

Aggregate minimum rentals scheduled to be received in the future under non-cancelable subleases as of December 31, 2011, which would serve to partially reduce the total minimum payments required as presented in the table above, are not significant.

Total rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 were $56.6 million, $56.7 million and $61.4 million, respectively.

Note 11 – Debt

A summary of debt follows (in thousands):

	December 31,
	2011	2010
Revolving loans, due 2016	$—	$—
6.125% senior subordinated notes, due 2013	—	250,000
6.875% senior subordinated notes, due 2015	—	525,000
Senior term loan, due 2016	444,375	—
7.75% senior subordinated notes, due 2020	550,000	400,000
3.75% convertible senior subordinated notes, due 2025	575,000	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	452,500
Capitalized lease and other debt obligations	15,054	13,961
Subtotal	2,381,929	2,561,461
Add (subtract) interest rate swap agreements	35,473	(4,290)
(Subtract) unamortized debt discount	(422,681)	(446,876)
(Subtract) current portion of debt	(26,447)	(3,537)
Total long-term debt, net	$1,968,274	$2,106,758

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2011 (in thousands):

Year ended
December 31,
2012	$26,447
2013	26,685
2014	26,509
2015	24,584
2016	355,204
Later years	1,922,500
Total debt payments	$2,381,929

Total cash interest payments made for the years ended December 31, 2011, 2010 and 2009 were $111.1 million, $110.3 million and $115.6 million, excluding early redemption and tender premium payments.  As of December 31, 2011, the Company had approximately $12 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Senior Credit Agreement
Revolving Loans and Term Loans
On August 24, 2011, the Company entered into a $750 million senior unsecured credit agreement, maturing on August 24, 2016 (the “Senior Credit Agreement”). The Senior Credit Agreement consists of a $300 million five-year senior unsecured revolving credit facility (the “2011 Revolving Credit Facility”) and a $450 million, five-year senior unsecured term loan facility (the “Term Loan”). The Senior Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the commitments under the Senior Credit Agreement by up to $300 million in the aggregate; provided that no lender is obligated to participate in any such increase. The Senior Credit Agreement is guaranteed by the subsidiaries of the Company, subject to certain exceptions. The interest rate applicable to the Senior Credit Agreement is, at the Company’s option, a floating base rate plus an applicable margin or the London interbank offered rate (“LIBOR”) plus an applicable margin. Initially, the applicable margins were set at 1.50% with respect to the floating base rate loans and 2.50% with respect to the LIBOR loans. The applicable margins for the Senior Credit Agreement may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Senior Credit Agreement. The interest rate on the Term Loan was 2.80% at December 31,

2011.

The Senior Credit Agreement contains certain financial covenants requiring maintenance of certain interest coverage and leverage ratios, and customary affirmative and negative covenants including without limitation a restriction on the payment of dividends. In connection with entering into the Senior Credit Agreement, the Company recorded $15.3 million in deferred debt issuance costs, of which approximately $1.1 million was amortized to expense in the year ended December 31, 2011.

On August 24, 2011, in connection with entering into the Senior Credit Agreement, the Company’s existing $400 million senior secured revolving credit facility, dated as of May 18, 2010 (the “2010 Revolving Credit Facility”) was terminated. There were no outstanding loans under the 2010 Revolving Credit Facility at the time of its termination. Existing letters of credit under the 2010 Revolving Credit Facility were rolled over into or transferred to the Senior Credit Agreement. In connection with the termination of the 2010 Revolving Credit Facility, the Company wrote off approximately $2.5 million of deferred debt issuance costs, which was recorded in interest expense the third quarter of 2011. Approximately $1.1 million of these expenses were amortized to expense in the year ended December 31, 2010.

At December 31, 2011, there was no outstanding balance under the Company’s 2011 Revolving Credit Facility and $444.4 million in loans outstanding under the Term Loan.

On May 18, 2010, in connection with entering into the 2010 Revolving Credit Facility, the Company’s existing credit agreement, dated as of July 28, 2005, (the “2005 Credit Facility”), was terminated.  All amounts outstanding under the senior term A loan component of the 2005 Credit Facility were paid off on May 18, 2010, and the $800 million revolving credit facility component of the 2005 Credit Facility was terminated.  In connection with the termination of the 2005 Credit Facility, the Company wrote off the remaining debt issuance costs to interest expense, which amount was not significant.  The Company amortized to expense approximately $1 million of these deferred debt issuance costs during the year ended December 31, 2009.

6.125% Senior Subordinated Notes
The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013 (the “6.125%Notes”).  In connection with the issuance of the 6.125% Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in year ended December 31, 2011 and $0.7 million was amortized to expense in each of the years ended December 31, 2010 and 2009.

In 2011, the Company redeemed all $250 million aggregate principal amount of its outstanding 6.125% Notes. In connection with the redemption of the 6.125% Notes, the Company incurred debt redemption costs of approximately $1.6 million, which were recorded in interest expense for the year ended December 31, 2011.

In connection with its offering of the 6.125% Notes, the Company entered into an interest rate swap agreement with respect to all $250 million of the aggregate principal amount of the 6.125% Notes (the “6.125% Swap Agreement”).  In the second quarter of 2010, the counterparties to the interest rate swap agreement on the 6.125% Senior Notes terminated the swap agreement, effective June 1, 2010.  In connection with terminating the 6.125% Swap Agreement, the counterparties paid the Company approximately $2.6 million, which was being amortized as a reduction to interest expense over the remaining term of the 6.125% Notes until the redemption was completed in 2011.  As such, the Company began paying interest at the 6.125% stated rate effective June 1, 2010.

6.875% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% Senior Subordinated Notes (the “6.875% Notes”).  In connection with the issuance of the 6.875% Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2011, 2010 and 2009, respectively.

In December 2010, the Company entered into a Swap Agreement on all $525 million of aggregate principal amount of the 6.875% Notes (“the 6.875% Swap Agreement”).  In the second quarter of 2011, the 6.875% Swap Agreement was terminated, and the Company began paying interest at the 6.875% stated rate effective May 11, 2011.

In 2011, the Company redeemed all $525 million aggregate principal amount of its outstanding 6.875% Notes. In connection with the redemption of the 6.875% Notes, the Company incurred debt redemption costs, of approximately $22 million, primarily in the third quarter, consisting primarily of a $18 million call premium and net write-off of approximately $4 million of deferred debt issuance costs, which were recorded in interest expense for the year ended December 31, 2011.

7.75% Senior Subordinated Notes
As of December 31, 2011, the Company had $550 million aggregate principal outstanding of the Company's 7.75% Senior Subordinated Notes due 2020 (the "7.75%" Notes). On May 18, 2010, Omnicare, Inc. completed its initial offering of $400 million aggregate principal amount of the 7.75% Notes, (the “Initial 7.75% Notes”) and on September 20, 2011, the Company completed its offering of an additional $150 million aggregate principal amount of its 7.75% Notes (the "Additional 7.75% Notes"). In connection with the issuance of the 7.75% Notes, the Company deferred approximately $12.6 million in debt issuance costs, of which approximately $1.1 million and $0.6 million was amortized to expense in the years ended December 31, 2011 and 2010, respectively.  The 7.75% Notes contain certain restrictive covenants and events of default customary for such instruments, including without limitation, restrictions on the payment of dividends, incurrence of additional debt and other restrictions contained in the indenture governing the 7.75% Notes.  The 7.75% Notes are guaranteed by the Company’s subsidiaries, subject to certain exceptions.

In connection with its offering of the Initial 7.75% Notes, the Company entered into an interest rate swap agreement (the "Initial 7.75% Swap Agreement") and in connection with its offering of the Additional 7.75% Notes, the Company entered into two swap agreements (the “Additional 7.75% Swap Agreements”) (collectively the "7.75% Swap Agreements"), which hedge against exposure to long-term U.S. dollar interest rates.  Under the Initial 7.75% Swap Agreement the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  Under the Additional 7.75% Swap Agreements the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a weighted average spread of 5.32%. The floating rates for the 7.75% Swap Agreements are determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 7.75% Notes at the floating rates. The overall weighted average floating interest rate on the 7.75% Swap Agreements was 5.07% at December 31, 2011 .

The 7.75% Swap Agreements, which match the terms of the 7.75% Notes, are designated and accounted for as fair value hedges.  Accordingly, changes in the fair value of the interest rate swap agreements are offset by changes in the recorded carrying value of the related 7.75% Notes.  The fair value of the interest rate swap agreements, approximately $35 million and $(1) million at December 31, 2011 and 2010, respectively, are recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Notes.

3.75% Convertible Senior Subordinated Notes
On December 7, 2010, Omnicare completed its offering of $575 million aggregate principal amount of 3.75% convertible senior subordinated notes due 2025 (the “3.75% Convertible Notes”).  The 3.75% Convertible Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The initial conversion rate is 36.4409 shares of common stock per $1,000 principal amount of 3.75% Convertible Notes (equivalent to an initial conversion price of approximately $27.44 per share), subject to adjustment in certain circumstances. The holders may convert their 3.75% Convertible Debentures , prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is a 23.5% premium to the $22.22 closing price of the Company's common stock on December 1, 2010.  The 3.75% Convertible Notes are guaranteed by the Company’s subsidiaries, subject to certain excluded subsidiaries.  Embedded in the 3.75% Convertible Notes are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.75% Convertible Notes were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.75% Convertible Notes, the Company has deferred approximately $9.4 million in debt issuance costs, of which approximately $0.6 million and $0.1 million was amortized to expense for the years ended December 31, 2011 and 2010, respectively.

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

Original 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Old Trust PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures (the “Old 4.00% Debentures”) due 2033 to the Old Trust.  The Old Trust is a 100%-owned finance subsidiary of the Company.  The Company has fully and unconditionally guaranteed the securities of the Old Trust.  The Old Trust PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Old Trust PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Old Trust PIERS is less than 105% of the average of the conversion values for the Old Trust PIERS through 2028 (98% for any period thereafter through maturity).  The Old Trust PIERS also will pay contingent distributions, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Old Trust PIERS for a predetermined period equals 115% or more of the stated liquidation amount of the Old Trust PIERS.  In this circumstance, the holder of the convertible debenture will receive 0.125 percent of the average trading price during the predetermined period.  Embedded in the Old Trust PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  The embedded derivatives are periodically valued, and at period end, the values of both derivatives embedded in the Old Trust PIERS were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Old Trust in connection with the Old Trust PIERS.  Subsequent to the first quarter 2005 exchange offer discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures caption below, the Company has $$11,233,050 aggregate liquidation amount of the Old Trust PIERS and underlying Old 4.00% Debentures remaining outstanding at period end.

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

As of December 31, 2011 and 2010, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the 4.00% Convertible Debentures have been classified as long-term debt on the December 31, 2011 and 2010 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the 4.00% Convertible Debentures, the Company has deferred $6.1 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in each of the years ended December 31, 2011, 2010 and 2009.

3.25% Convertible Senior Debentures
On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, and optional repurchase right of holders on, December 15, 2015, at par) (the “3.25% Convertible Debentures").  The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price.  The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year.  The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures.  Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $17.6 million in debt issuance costs, of which approximately $1 million was amortized to expense for the year ended December 31, 2011 and $2 million was amortized to expense in the years ended 2010 and 2009.

On December 16, 2010, Omnicare purchased $525 million aggregate principal amount of its outstanding 3.25% Convertible Debentures pursuant to a tender offer.  Total consideration required to complete the purchase, including accrued and unpaid interest, was approximately $498.8 million.  After giving effect to the purchase of the tendered debentures, $452.5 million aggregate principal amount of the 3.25% Convertible Debentures remain outstanding.  In connection with the purchase of the 3.25% Convertible Debentures, the Company wrote-off debt issuance costs of $4.6 million, which were recorded in interest expense for the three months and year ended December 31, 2010.

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

6.75% Senior Subordinated Notes
In 2010 the Company completed the redemption of all $225 million aggregate principal amount of 6.75% senior subordinated notes due 2013 (the “6.75% Notes”).  In connection with the purchase of the 6.75% Notes, the Company incurred early redemption fees of $7.6 million and the write-off of debt issuance costs of $2.1 million, both of which were recorded in interest expense in the second quarter of the year ended December 31, 2010.  Additionally, the Company incurred approximately $0.4 million of professional fees associated with the purchase of the 6.75% Notes, which were recorded in selling, general and administrative expenses for the year ended December 31, 2010.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2011, 2010 and 2009 of $10.4 million, $30.3 million and $28.5 million, respectively ($158 million cumulative as of December 31, 2011).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

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

	December 31,
	2011	2010
Carrying value of equity component	$619,223	$619,223
Principal amount of convertible debt	$1,372,500	$1,372,500
Unamortized debt discount	(422,681)	(446,876)
Net carrying value of convertible debt	$949,819	$925,624

As of December 31, 2011, the remaining amortization period for the debt discount was approximately 21.5, 4 and 14 years for the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes, respectively.

The effective interest rates for the liability components of the 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes were 8.01%, 7.625% and 8.25%, respectively.

Note 12 – Stock-Based Compensation

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

Prior to the 2004 Plan, the Company had the 1998 Long-Term Employee Incentive Plan and the 1992 Long-Term Stock Incentive Plan, all of which no longer issue stock-based incentives but which had outstanding awards at December 31, 2011.

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

Stock Awards

Non-vested stock awards are granted at the discretion of the Compensation, Nominating and Governance Committee of the Board of Directors.  These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically three to ten-year periods (vesting on a straight-line basis), or a seven-year period (with a greater proportion vesting in the latter years).  Members of the Board of Directors can elect to receive either a restricted stock award or a restricted stock unit, which is deferred until their separation from the board, vesting of these awards /units mirrors their term of service (currently one year).  The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is estimated based primarily on historical stock option exercise experience.  The expected volatility is based primarily on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options.  The risk-free interest rate used in the option valuation model is based on United States Treasury Strip (“stripped coupon interest”) issues with remaining terms similar to the expected term of the stock options.  The expected dividend yield is based on the current Omnicare stock dividend yield.  The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience.  Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

The table below represents the assumptions used to value stock options granted during the years ended December 31,:

	2011	2010	2009
Expected volatility	35%	35%	35%
Risk-free interest rate	1.0%	1.0%	2.2%
Expected dividend yield	0.5%	0.5%	0.4%
Expected term of options (in years)	5.0	4.9	4.8
Weighted average fair value per option	$8.74	$7.54	$8.16

Total pretax stock-based compensation expense recognized in the Consolidated Statement of Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2011 is approximately $2.0 million and $19.7 million, approximately $5.4 million and $32.4 million for the year ended December 31, 2010 (including the stock option and restricted stock award separation costs disclosed at the “Separation, Benefit Plan Termination and Related Costs” note of the Notes to Consolidated Financial Statements), and approximately $5.3 million and $19.3 million for the year ended December 31, 2009, respectively.

As of December 31, 2011, there was approximately $51 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately four years.  The total grant date fair value of shares vested during the year ended December 31, 2011 related to stock options and stock awards was approximately $0.8 million and $18.7 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the year ended December 31, 2011, is presented below (in thousands, except exercise price data):

	2011
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	5,417	$33.28
Options granted	155	27.67
Options exercised	(1,569)	24.09
Options forfeited	(526)	39.99
Options outstanding, end of year	3,477	36.17
Options exercisable, end of year	2,995	$37.85

The total exercise date intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $11.5 million, $3.6 million and $10.4 million, respectively.

The following summarizes information about stock options outstanding and exercisable (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.46 - $23.17	94	5.59	$21.76	18	0.50	$21.66
23.18 - 30.90	1,701	3.48	26.30	1,319	2.15	26.34
30.91 - 38.61	101	5.33	34.20	77	4.10	35.11
38.62 - 61.79	1,581	2.38	47.76	1,581	2.38	47.76
$15.46 - $61.79	3,477	3.09	$36.17	2,995	2.31	$37.85

General Restricted Stock Award Information

A summary of nonvested restricted stock awards for the year ended December 31, 2011, is presented below (in thousands, except fair value data):

	2011
	Shares	Weighted Average Grant Date Price
Nonvested shares, beginning of year	2,385	$26.07
Shares awarded	558	27.77
Shares vested	(717)	26.02
Shares forfeited	(139)	27.85
Nonvested shares, end of year	2,087	$26.42

Note 13 - Separation, Benefit Plan Termination and Related Costs

Separation Costs:
On August 2, 2010, the Company announced that Joel F. Gemunder ("JFG") retired from his positions as the Company's President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective July 31, 2010.  The JFG Separation Agreement provides that, in accordance with Mr. Gemunder's employment agreement, Mr. Gemunder received an aggregate cash severance of approximately $16.2 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Mr. Gemunder earned interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Mr. Gemunder was also paid for unused and accrued vacation time.

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

On August 2, 2010, the Company also announced that Cheryl D. Hodges ("CDH"), Senior Vice President and Secretary of the Company, resigned from the Company effective July 31, 2010.  The CDH Separation Agreement provides that, in accordance with Ms. Hodges' employment agreement, Ms. Hodges received an aggregate cash severance of approximately $2.1 million (excluding the Company’s share of employment taxes), payable in installments through July 1, 2011.  In addition, Ms. Hodges earned interest on unpaid severance through February 1, 2011 at a rate of 8.75% per annum, per the agreement.  Ms. Hodges was also paid for unused and accrued vacation time.

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

In the quarter and year ended December 31, 2011, the Company recorded a charge of approximately $1 million for restricted stock award amortization for a former executive.

Benefit Plan Termination and Related Costs:
See additional information at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

Note 14 – Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds.  Several of the plans were adopted in connection with certain of the Company’s acquisitions.  The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”).  The Company matches employee contributions in varying degrees (either in shares of the Company’s common stock or cash, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2011, 2010 and 2009 was $6.5 million, $5.6 million and $6.6 million, respectively.

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

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):

	For the years ended December 31,
Net Periodic Pension Cost (Pre-tax):	2011	2010	2009
Service cost	$—	$2,226	$1,499
Interest cost	269	3,323	5,997
Amortization of deferred amounts (primarily prior actuarial losses)	109	4,891	1,000
Return on assets	(241)	(224)	(242)
Net periodic pension cost	137	10,216	8,254
Benefit plan termination and related costs (see below)	—	25,187	—
Net periodic pension costs and benefit plan termination and related costs	137	35,403	8,254
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Pre-tax):
Net loss (gain), net of curtailment	1,145	(49,463)	40,342
Amortization of net (loss)	(110)	(4,891)	(1,000)
Amortization of prior service cost	—	—	—
Total loss (gain) recognized in other comprehensive income	1,035	(54,354)	39,342
Total loss (gain) recognized in net periodic pension cost and other comprehensive income	$1,172	$(18,951)	$47,596

Plan curtailment
As a result of plan curtailments, the projected benefit obligation of the Excess Benefit Plan was remeasured as of July 31, 2010 and September 30, 2010, resulting in a pretax increase to other comprehensive income of approximately $23.3 million during the 2010 year.

Benefit plan termination and related costs
On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan (“the Plan”) which was not a qualified plan under the Internal Revenue Code of 1986, as amended.  As a result of the termination, each active participant’s terminated plan liability was determined, based primarily on the participant’s compensation and duration of employment, as of September 30, 2010.  Partial payments were made to non-active participants through September 30, 2010, with the final payments made in September 2011. As a result of the Plan termination, the Company recognized a one-time charge to expense of approximately $25 million in the third quarter of 2010 for benefit plan termination and related costs, primarily comprised of the recognition of previously deferred actuarial losses.

As of December 31, 2010, the Company had approximately $75 million in notes payable remaining to participants, recorded in “Other current liabilities” on the Consolidated Balance Sheets.  These notes payable were fully funded as of December 31, 2010 with rabbi trust assets, having a fair value of approximately $86 million, invested for the purpose of satisfying these obligations.

Approximately $75 million and $58 million of payments were made during 2011 and 2010, respectively to former plan participants, primarily to three former executives (Joel F. Gemunder, Cheryl D. Hodges and Patrick E. Keefe) using funds obtained upon the liquidation of rabbi trust assets.  In addition, under the terms of the related separation agreements, Mr. Gemunder and Ms. Hodges earned interest on their unpaid benefit plan amounts at a rate of 8.75% per annum until the final payments were made in February 2011.  In connection with the funding of the payments in 2010 to the former executives, the Company recorded a gain of approximately $3.6 million in the fourth quarter of 2010 on rabbi trust assets liquidated to make the payments.

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2012 year is approximately $0.3 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2011	2010	2009
Discount rate	5.4%	3.8%	5.6%
Rate of increase in compensation levels	N/A	15.0%	10.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2011	2010	2009
Discount rate	4.3%	5.4%	3.8%
Rate of increase in compensation levels	N/A	N/A	15.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

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

Obligations and Funded Status
(in thousands):

	For the years ended December 31,
Change in Plan Assets:	2011	2010
Fair value of plan assets at end of prior year	$4,081	$3,917
Actual return on plan assets	387	291
Employer contributions	31	—
Benefits paid	(140)	(127)
Fair value of plan assets at end of year	$4,359	$4,081
Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$5,034	$157,120
Plan curtailment	—	(23,359)
Establishment of notes payable	—	(86,389)
Service cost	—	2,226
Interest cost	269	3,323
Actuarial loss/(gain)	1,291	(827)
Benefits paid	(140)	(47,060)
Projected benefit obligation at end of year	$6,454	$5,034
Funded Status:
Projected benefit obligation in excess of plan assets	$(2,095)	$(953)
Accumulated benefit obligation at end of year	$6,454	$5,034

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):

	December 31,
	2011	2010
Current liabilities	$—	$—
Noncurrent liabilities	2,095	953
Total	$2,095	$953
Amounts Recognized in Accumulated Other Comprehensive Income (Pretax) Consist of:
Net loss	$1,985	$950
Prior service cost	—	—
Total	$1,985	$950

Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
(in thousands):

	December 31,
	2011	2010
Qualified Plan:
Projected benefit obligation	$6,454	$5,034
Accumulated benefit obligation	6,454	5,034
Fair value of plan assets (1)	4,359	4,081

(1)	See "Obligations and Funded Status" table of this note for further discussion.

No funding is anticipated to be necessary in 2012 relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2011 are estimated at approximately $0.3 million per year through 2021.

Note 15 – Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2011	2010	2009
Current provision	$48,384	$(3,908)	$6,198
Deferred provision	62,909	22,952	90,658
Total income tax provision from continuing operations	$111,293	$19,044	$96,856

Tax benefits related to the exercise of stock options and stock awards have been credited (debited) to paid-in capital in amounts of $5.0 million, $(1.2) million and $1.8 million for 2011, 2010 and 2009, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the statutory rate of 35.0% is explained in the following table (in thousands):

	For the years ended December 31,
	2011		2010		2009
Federal income tax at the statutory rate	$95,489	35.0%	$11,728	35.0%	$116,043	35.0%
State, local and foreign income taxes, net of federal income tax benefit	9,415	3.5	4,133	12.3	10,661	3.2
Reduction for tax positions settled, net of federal income tax benefit	(1,676)	(0.6)	(12,324)	(36.8)	(37,952)	(11.4)
Settlements	7,000	2.6	13,746	41.0	5,307	1.6
Other, net (including tax accrual adjustments)	1,065	0.3	1,761	5.3	2,797	0.8
Total income tax provision from continuing operations	$111,293	40.8%	$19,044	56.8%	$96,856	29.2%

Income tax payments/(refunds), net, amounted to $6.4 million, $23.6 million and $60.9 million in 2011, 2010 and 2009, respectively.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Accounts receivable reserves	$120,983	$135,132
Net operating loss (“NOL”) carryforwards	79,765	83,283
Accrued liabilities	88,073	97,008
Pension obligations	1,136	29,274
Other	15,794	14,873
Gross deferred tax assets, before valuation allowances	305,751	359,570
Valuation allowances	(18,232)	(18,418)
Gross deferred tax assets, net of valuation allowances	$287,519	$341,152

Amortization of intangibles	$568,849	$532,133
Contingent convertible debentures interest	322,035	322,610
Fixed assets and depreciation methods	48,034	33,589
Subsidiary stock basis	12,203	12,240
Current and noncurrent assets	3,665	7,097
Other	18,146	54,708
Gross deferred tax liabilities	$972,932	$962,377

As of December 31, 2011, the Company has remaining deferred tax benefits related to its federal, state and foreign net operating losses totaling approximately $80 million ($32 million federal, $45 million state and $3 million foreign).  These NOLs will expire, in varying amounts, beginning in 2012 through 2031.  The potential future tax benefits of the NOLs have been offset by $(18.2) million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
At January 1, 2011, the Company had gross unrecognized tax benefits of $18.0 million and ended the year with gross unrecognized tax benefits of $17.1 million.  A reconciliation of the beginning and ending of year amount of unrecognized tax benefit is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits at beginning of year	$18,034	$27,700	$66,902
Additions based on tax positions related to the current year	1,219	1,532	631
Additions for tax positions of prior years	5,212	3,100	1,062
Reductions for tax positions of prior years	(492)	(1,634)	(2,405)
Settlement reductions	(5,330)	—	(2,042)
Reductions for tax positions settled through the expirations of the statute of limitations	(1,552)	(12,664)	(36,448)
Unrecognized tax benefits at end of year	$17,091	$18,034	$27,700

Included in the balance at December 31, 2011 are $10.7 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate.  The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant unrecognized amounts.  However, it is reasonably possible that $3.3 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitations and settlement of the 2008 IRS audit.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses.  During the year ended December 31, 2011, the Company recognized approximately $(0.6) million in interest, net of federal tax benefit, and penalties.  The Company had approximately $3.1 million for the payment of interest, net of federal tax benefit, and penalties accrued at December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2007. The Internal Revenue Service is currently examining the 2008 income tax returns and has proposed certain adjustments. The Company does not expect the adjustments to result in a material change to its financial position. The Internal Revenue Service has notified the Company that it intends to examine the 2009 and 2010 income tax returns beginning during the first quarter of 2012. The Company is also currently under examination by various state jurisdictions.

Note 16 – Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
2011:	Income (loss)(Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$161,532		$1.43
Loss from discontinued operations	(74,608)		(0.66)
Net income	86,924	113,000	$0.77
Effect of Dilutive Securities
Convertible securities	287	1,011
Stock options, warrants and awards	—	770
Diluted EPS
Income from continuing operations plus assumed conversions	161,819		$1.41
Loss from discontinued operations	(74,608)		(0.65)
Net income plus assumed conversions	$87,211	114,781	$0.76
2010:
Basic EPS
Income from continuing operations	$14,464		$0.12
Loss from discontinued operations	(120,573)		(1.04)
Net loss	(106,109)	116,348	$(0.91)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	289	275
Stock options, warrants and awards	—	304
Diluted EPS
Income from continuing operations plus assumed conversions	14,753		$0.13
Loss from discontinued operations	(120,573)		(1.03)
Net loss plus assumed conversions	$(105,820)	116,927	$(0.91)

2009:
Basic EPS
Income from continuing operations	$234,695		$2.00
Loss from discontinued operations	(22,772)		(0.19)
Net income	211,923	117,094	$1.81
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	284	275
Stock options, warrants and awards	—	408
Diluted EPS
Income from continuing operations plus assumed conversions	234,979		$2.00
Loss from discontinued operations	(22,772)		(0.19)
Net income plus assumed conversions	$212,207	117,777	$1.80

EPS is reported independently for each amount presented. Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted share outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds $27.42, $40.82 and $79.49 for the 3.75% Convertible Notes, 4.00% Convertible Debentures, and 3.25% Convertible Debentures, respectively.

During the years ended December 31, 2011, 2010 and 2009, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 2.6 million, 4.6 million and 6.2 million, respectively.

Note 17 – Restructuring and Other Related Charges

Company-wide Reorganization Program:
During 2010, the Company initiated a “Company-wide Reorganization Program”, including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed in the next twelve months and is currently estimated to result in restructuring and other related charges of approximately $13 million, the majority of which is anticipated to be incurred in the LTC and Corporate/Other segments, and is largely related to severance, employee buyout and lease termination costs.  In implementing these initiatives, the Company has recorded restructuring charges of approximately $3 million through December 31, 2011.

Details of the Company-wide Reorganization Program restructuring related charges follow (pretax, in thousands):

	2010 Provision/ Accrual	Utilized during 2010	Balance at December 31, 2010	Utilized during 2011	Balance at December 31, 2011
Restructuring charges:
Employee severance pay	$446	$(141)	$305	$(278)	$27
Employment agreement buy-outs	2,733	(933)	1,800	(1,432)	368
Professional fees, facility exit costs and other	91	(91)	—	—	—
Total restructuring charges	$3,270	$(1,165)	$2,105	$(1,710)	$395

Omnicare Full Potential Plan:
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

The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $14 million and $20 million during the years ended December 31, 2010 and 2009, respectively, or cumulative aggregate restructuring and other related charges of approximately $110 million through 2010.  The Company eliminated approximately 2,700 positions in completing the Omnicare Full Potential program.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges were primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges follow (pretax, in thousands):

	Balance at December 31, 2008	2009 Provision/ Accrual	Utilized during 2009	Balance at December 31, 2009	2010 Provision/ Accrual
Restructuring charges:
Employee severance	$—	$5,759	$(5,759)	$—	$6,398
Employment agreement buy-outs	35	135	(170)	—	—
Lease terminations	8,011	3,416	(4,314)	7,113	3,578
Other assets, fees and facility exit costs	2,393	5,071	(7,005)	459	2,453
Total restructuring charges	$10,439	14,381	$(17,248)	$7,572	12,429
Other related charges		5,433			1,466
Total restructuring and other related charges		$19,814			$13,895

	Utilized during 2010	Balance at December 31, 2010	Utilized during 2011	Balance at December 31, 2011
Restructuring charges:
Employee severance	$(5,688)	$710	$(486)	$224
Employment agreement buy-outs	—	—	—	—
Lease terminations	(4,119)	6,572	(2,798)	3,774
Other assets, fees and facility exit costs	(2,531)	381	(359)	22
Total restructuring charges	$(12,338)	$7,663	$(3,643)	$4,020

As of December 31, 2011, the Company has made cumulative payments of approximately $25 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at December 31, 2011 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments).  The provision/accrual and corresponding payment amounts relating to employee severance were accounted for primarily in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for primarily in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

Note 18 – Commitments and Contingencies

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

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Kentucky, alleging violations of federal securities law in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. Motions for the appointment of lead plaintiff and lead counsel in these cases have been filed, fully briefed and argued and are awaiting decision, following which a consolidated amended complaint is expected to be filed. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

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

The Drug Enforcement Administration ("DEA") is investigating alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company's pharmacies in Ohio. The United States Attorney's Office, Northern District of Ohio ("AUSA"), is conducting an investigation relating to this matter, and may seek monetary penalties. The AUSA is also conducting a criminal investigation of several current and former employees in connection with the DEA audits. The Company is cooperating with these investigations and intends to vigorously defend itself if these matters are pursued. The Company recorded a provision for this matter in the quarters ended December 31 and June 30, 2011 and December 31, 2010. The Company is no longer the subject of a criminal investigation by the AUSA in connection with the DEA audits.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the court entered an order denying defendants’ motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants’ motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff’s motion on the grounds that the appeal was premature. The case is now in the discovery stage. The individual defendants have denied all allegations of wrongdoing, believe the claims against them to be completely without merit and intend to vigorously defend themselves in this action.

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company. Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products. On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint, which was filed in February 2011. On August 1, 2011, the court dismissed the second amended complaint and, on October 25, 2011, after plaintiffs had declined the court's invitation to further amend the complaint, the district court dismissed the matter with prejudice. Plaintiffs have filed a notice of appeal with the Ninth Circuit Court of Appeals. Briefing of the appeal is scheduled to be completed by April 9, 2012. The Company believes the claims to be entirely without merit and intends to vigorously defend the dismissal of those claims on appeal.

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

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. On November 1, 2010, the Company filed a motion to dismiss the lawsuit. Relator responded and conceded to dismissal of one of the counts. On July 7, 2011, the court granted the Company's motion in part and denied it in part. The court granted the motion as to the allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations and submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations; the court dismissed those counts without prejudice. The court denied the Company's motion as to the allegations that the Company violated certain FDA regulations regarding the storage and handling of a particular drug and retaliated against Relator. On September 15, 2011, Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator has filed a response in opposition to that motion. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in July 2009. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety, which has now been fully briefed. The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint. On February 4, 2011, the defendants filed a motion to dismiss the sole remaining claim in plaintiff's second amended complaint. On July 14, 2011, the court granted both motions and deemed the third amended complaint filed. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the court dismissed the case and struck the case from the docket.

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

The years ended 2011, 2010 and 2009 included a $55.7 million, $113.7 million and $77.4 million charge, respectively, reflected in “Settlement, litigation and other related charges” of the Consolidated Statements of Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions; purported class and derivative actions against the Company and costs associated with the settlement of the investigation by the United States Attorney’s Office, District of Massachusetts.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” of the Consolidated Statements of Income.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues.  Addressing these issues served to increase costs.  The Company maintains product recall, property and casualty and business interruption insurance.  The Company received insurance recoveries, net of increased costs in the 2010 and 2009 periods, of approximately $(10.5) million, $(1.2) million and $(1.1) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Although the Company cannot know the ultimate outcome of the matters described in the preceding paragraphs other than as disclosed, there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of other billing matters, that these matters will be resolved in an amount that would not exceed the amount of the pretax charges previously recorded by the Company.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Consequently, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 19 – Segment Information

In 2011, the Company continued its heightened operational focus to improve the Company’s customer service and focus on driving consistent organic growth. This focus consisted of management team changes, redefining the organizational structure, insourcing of certain administrative functions, improving employee relations, reallocating resources to align employee interests, reinforcing a commitment to compliance, and an overall organization-wide focus on the customer. As part of this process, the Company's new management team reorganized the business into two operating segments. These segments are based on the operations of the underlying businesses and the customers they serve and will make it easier for the Company to further unify its sales, marketing and service offerings for the given businesses. Based on the "management approach", as defined by the authoritative guidance for disclosures about segments and enterprise related information, the Company's two reporting segments are LTC and SCG. The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services and medical supplies. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services in 47 states in the United States, the District of Columbia and in Canada at December 31, 2011.  The Company’s other reportable segment is SCG which provides key commercialization services for the biopharmaceutical industry in addition to end-of-life pharmaceutical care management for hospice care agencies. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes. All prior period segment information has been recast to reflect Omnicare's new segment reporting.

The table below presents information about the segments as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the years ended December 31,
2011:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$5,123,477	$1,044,191	$15,254	$6,182,922
Depreciation and amortization expense	(64,484)	(16,221)	(52,427)	(133,132)
Settlement, litigation and other related charges	(55,031)	(643)	—	(55,674)
Other miscellaneous charges, net	(15,049)	—	(1,044)	(16,093)
Operating income (loss) from continuing operations	476,800	98,938	(142,795)	432,943
2010:
Net sales	$5,175,730	$838,790	$16,150	$6,030,670
Depreciation and amortization expense	(58,271)	(17,094)	(75,181)	(150,546)
Settlement, litigation and other related charges	(113,279)	(430)	—	(113,709)
Other miscellaneous charges, net	(13,745)	(14,173)	(119,313)	(147,231)
Operating income (loss) from continuing operations	374,110	75,039	(259,995)	189,154
2009:
Net sales	$5,271,388	$712,768	$16,897	$6,001,053
Depreciation and amortization expense	(71,389)	(18,461)	(47,832)	(137,682)
Settlement, litigation and other related charges	(77,449)	—	—	(77,449)
Other miscellaneous charges, net	(16,281)	(163)	(9,263)	(25,707)
Operating income (loss) from continuing operations	530,600	87,972	(148,821)	469,751

The Company's operations are primarily in the United States with one pharmacy located in Canada which is not material to the consolidated sales or total assets of Omnicare.

Note 20 – Summary of Quarterly Results (Unaudited)

The following table presents the Company's quarterly financial information for 2011 and 2010 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
2011	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,525,571	$1,555,906	$1,544,360	$1,557,085	$6,182,922
Cost of sales	1,190,612	1,219,513	1,198,299	1,197,401	4,805,825
Gross profit	334,959	336,393	346,061	359,684	1,377,097
Selling, general and administrative expenses	190,166	192,474	191,293	199,902	773,835
Provision for doubtful accounts	24,530	24,357	24,255	25,410	98,552
Settlement, litigation and other related charges	6,013	19,816	6,742	23,103	55,674
Other miscellaneous charges	1,889	2,332	6,718	5,154	16,093
Operating income	112,361	97,414	117,053	106,115	432,943
Investment income	296	255	21	10	582
Interest expense	(28,805)	(27,996)	(49,840)	(29,864)	(136,505)
Amortization of discount on convertible notes	(5,873)	(5,989)	(6,107)	(6,226)	(24,195)
Income from continuing operations before income taxes	77,979	63,684	61,127	70,035	272,825
Income tax provision	28,824	27,403	23,343	31,723	111,293
Income from continuing operations	49,155	36,281	37,784	38,312	161,532
Loss from discontinued operations	(19,851)	(37,728)	(9,900)	(7,129)	(74,608)
Net income (loss)	$29,304	$(1,447)	$27,884	$31,183	$86,924
Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.43	$0.32	$0.34	$0.34	$1.43
Discontinued operations	(0.17)	(0.33)	(0.09)	(0.06)	(0.66)
Net income (loss)	$0.26	$(0.01)	$0.25	$0.28	$0.77
Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.43	$0.32	$0.33	$0.34	$1.41
Discontinued operations	(0.17)	(0.33)	(0.09)	(0.06)	(0.65)
Net income (loss)	$0.26	$(0.01)	$0.24	$0.27	$0.76
Dividends per common share	$0.0325	$0.0400	$0.0400	$0.0400	$0.1525
Weighted average number of common shares outstanding:
Basic	114,129	113,487	112,729	111,687	113,000
Diluted	115,064	114,701	114,644	114,344	114,781
Comprehensive income (loss)	$25,925	$(981)	$24,002	$32,006	$80,952

	First	Second	Third	Fourth	Full
2010	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,492,371	$1,491,425	$1,516,207	$1,530,667	$6,030,670
Cost of sales	1,151,027	1,164,170	1,182,815	1,196,428	4,694,440
Gross profit	341,344	327,255	333,392	334,239	1,336,230
Selling, general and administrative expenses	182,771	185,919	190,745	188,173	747,608
Provision for doubtful accounts	21,942	20,986	22,376	71,326	136,630
Settlement, litigation and other related charges	5,506	29,361	36,731	42,111	113,709
Other miscellaneous charges	5,765	5,285	72,782	65,297	149,129
Operating income (loss)	125,360	85,704	10,758	(32,668)	189,154
Investment income	1,664	1,105	4,096	2,745	9,610
Interest expense	(28,608)	(39,712)	(30,975)	(36,425)	(135,720)
Amortization of discount on convertible notes	(7,331)	(7,473)	(7,615)	(7,117)	(29,536)
Income (loss) from continuing operations before income taxes	91,085	39,624	(23,736)	(73,465)	33,508
Income tax provision	33,644	15,879	(14,100)	(16,379)	19,044
Income (loss) from continuing operations	57,441	23,745	(9,636)	(57,086)	14,464
Loss from discontinued operations	(6,589)	(12,146)	(93,630)	(8,208)	(120,573)
Net income (loss)	$50,852	$11,599	$(103,266)	$(65,294)	$(106,109)
Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.49	$0.20	$(0.08)	$(0.50)	$0.12
Discontinued operations	(0.06)	(0.10)	(0.81)	(0.07)	(1.04)
Net income (loss)	$0.43	$0.10	$(0.89)	$(0.57)	$(0.91)
Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.49	$0.20	$(0.08)	$(0.50)	$0.13
Discontinued operations	(0.06)	(0.10)	(0.81)	(0.07)	(1.03)
Net income (loss)	$0.43	$0.10	$(0.89)	$(0.57)	$(0.91)
Dividends per common share	$0.0225	$0.0225	$0.0325	$0.0325	$0.11
Weighted average number of common shares outstanding:
Basic	117,763	117,434	115,554	114,685	116,348
Diluted	118,455	118,116	115,554	114,685	116,927
Comprehensive income (loss)	$51,877	$9,310	$(69,432)	$(67,310)	$(75,555)

Notes to Summary of Quarterly Results:

(a)
Earnings per share is calculated independently for each separately reported quarterly and full year period.  Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 21 – Guarantor Subsidiaries
The Company’s 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2011 and 2010 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2011.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 – Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Income
(in thousands)	For the years ended December 31,
2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$6,057,114	$125,808	$—	$6,182,922
Cost of sales	—	4,720,920	84,905	—	4,805,825
Gross profit	—	1,336,194	40,903	—	1,377,097
Selling, general and administrative expenses	15,579	746,579	11,677	—	773,835
Provision for doubtful accounts	—	96,623	1,929	—	98,552
Settlement, litigation and other related charges	—	55,674	—	—	55,674
Other miscellaneous charges	—	16,093	—	—	16,093
Operating (loss) income	(15,579)	421,225	27,297	—	432,943
Investment income	695	(113)	—	—	582
Interest expense, including amortization of discount on convertible notes	(159,316)	(1,378)	(6)	—	(160,700)
(Loss) income from continuing operations before income taxes	(174,200)	419,734	27,291	—	272,825
Income tax (benefit) expense	(66,753)	167,588	10,458	—	111,293
(Loss) income from continuing operations	(107,447)	252,146	16,833	—	161,532
Loss from discontinued operations	—	(71,425)	(3,183)	—	(74,608)
Equity in net income of subsidiaries	194,371	—	—	(194,371)	—
Net income (loss)	$86,924	$180,721	$13,650	$(194,371)	$86,924
2010:
Net sales	$—	$5,891,219	$139,451	$—	$6,030,670
Cost of sales	—	4,590,118	104,322	—	4,694,440
Gross profit	—	1,301,101	35,129	—	1,336,230
Selling, general and administrative expenses	9,569	722,789	15,250	—	747,608
Provision for doubtful accounts	—	134,391	2,239	—	136,630
Settlement, litigation and other related charges	—	113,709	—	—	113,709
Other miscellaneous charges	—	149,129	—	—	149,129
Operating (loss) income	(9,569)	181,083	17,640	—	189,154
Investment income	939	8,671	—	—	9,610
Interest expense, including amortization of discount on convertible notes	(163,864)	(1,392)	—	—	(165,256)
(Loss) income from continuing operations before income taxes	(172,494)	188,362	17,640	—	33,508
Income tax (benefit) expense	(64,478)	82,225	1,297	—	19,044
(Loss) income from continuing operations	(108,016)	106,137	16,343	—	14,464
Loss from discontinued operations	—	(85,684)	(34,889)	—	(120,573)
Equity in net income of subsidiaries	1,907	—	—	(1,907)	—
Net income (loss)	$(106,109)	$20,453	$(18,546)	$(1,907)	$(106,109)
2009:
Net sales	$—	$5,871,171	$129,882	$—	$6,001,053
Cost of sales	—	4,459,310	107,527	—	4,566,837
Gross profit	—	1,411,861	22,355	—	1,434,216
Selling, general and administrative expenses	14,875	743,728	7,569	—	766,172
Provision for doubtful accounts	—	90,636	1,859	—	92,495
Settlement, litigation and other related charges	—	77,449	—	—	77,449
Other miscellaneous charges	—	28,349	—	—	28,349
Operating (loss) income	(14,875)	471,699	12,927	—	469,751
Investment income	886	8,784	—	—	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	(1,029)	—	—	(147,870)
(Loss) income from continuing operations before income taxes	(160,830)	479,454	12,927	—	331,551
Income tax (benefit) expense	(61,324)	154,158	4,022	—	96,856
(Loss) income from continuing operations	(99,506)	325,296	8,905	—	234,695
Loss from discontinued operations	—	(12,279)	(10,493)	—	(22,772)
Equity in net income of subsidiaries	311,429	—	—	(311,429)	—
Net income (loss)	$211,923	$313,017	$(1,588)	$(311,429)	$211,923

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$460,253	$101,786	$18,223	$—	$580,262
Restricted cash	—	2,336	—	—	2,336
Accounts receivable, net (including intercompany)	—	920,829	119,614	(109,129)	931,314
Inventories	—	412,081	7,297	—	419,378
Deferred income tax benefits, net-current	—	156,139	—	(2,695)	153,444
Other current assets	3,865	192,470	13,064	—	209,399
Current assets - discontinued operations	—	609	629	—	1,238
Total current assets	464,118	1,786,250	158,827	(111,824)	2,297,371
Properties and equipment, net	—	220,066	5,191	—	225,257
Goodwill	—	4,168,035	79,251	—	4,247,286
Identifiable intangible assets, net	—	232,344	6,219	—	238,563
Other noncurrent assets	77,485	100,652	6,423	—	184,560
Noncurrent assets - discontinued operations	—	73	—	—	73
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$59,596	$562,343	$19,157	$(109,129)	$531,967
Current liabilities - discontinued operations	—	7,280	820	—	8,100
Long-term debt, notes and convertible debentures	1,957,167	11,107	—	—	1,968,274
Deferred income tax liabilities, net-noncurrent	322,559	500,242	18,751	(2,695)	838,857
Other noncurrent liabilities	—	50,476	—	—	50,476
Stockholders’ equity	3,795,436	5,375,972	217,183	(5,593,155)	3,795,436
Total liabilities and stockholders’ equity	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

As of December 31, 2010:
ASSETS
Cash and cash equivalents	$460,778	$17,598	$16,108	$—	$494,484
Restricted cash	—	2,019	—	—	2,019
Accounts receivable, net (including intercompany)	—	997,585	25,085	(10,847)	1,011,823
Inventories	—	411,256	7,709	—	418,965
Deferred income tax benefits, net-current	—	145,886	5,198	(440)	150,644
Other current assets	538	319,268	12,801	—	332,607
Current assets - discontinued operations	—	41,366	5,888	—	47,254
Total current assets	461,316	1,934,978	72,789	(11,287)	2,457,796
Properties and equipment, net	—	200,442	4,275	—	204,717
Goodwill	—	4,102,830	80,098	—	4,182,928
Identifiable intangible assets, net	—	250,843	8,966	—	259,809
Other noncurrent assets	47,695	108,938	308	—	156,941
Noncurrent assets - discontinued operations	—	40,952	8,377	—	49,329
Investment in subsidiaries	5,766,316	—	—	(5,766,316)	—
Total assets	$6,275,327	$6,638,983	$174,813	$(5,777,603)	$7,311,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$36,203	$485,040	$20,718	$(10,847)	$531,114
Current liabilities - discontinued operations	—	11,645	10,716	—	22,361
Long-term debt, notes and convertible debentures	2,096,333	10,425	—	—	2,106,758
Deferred income tax liabilities, net-noncurrent	319,740	438,979	13,590	(440)	771,869
Other noncurrent liabilities	4,290	56,367	—	—	60,657
Stockholders’ equity	3,818,761	5,636,527	129,789	(5,766,316)	3,818,761
Total liabilities and stockholders’ equity	$6,275,327	$6,638,983	$174,813	$(5,777,603)	$7,311,520

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(118,642)	$665,702	$2,962	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(101,933)	—	(101,933)
Divestiture of businesses, net	—	13,099	—	13,099
Capital expenditures	—	(60,396)	(2,410)	(62,806)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trusts	—	(275)	—	(275)
Other	—	(3,486)	(10)	(3,496)
Net cash flows used in investing activities	—	(152,991)	(2,420)	(155,411)
Cash flows from financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	—	—	(777,609)
Fees paid for financing activities	(13,780)	—	—	(13,780)
Increase in cash overdraft balance	5,921	5,753	—	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842	(434,276)	1,574	3,140
Net cash flows from / (used in) financing activities	118,117	(428,523)	1,574	(308,832)
Net increase (decrease) in cash and cash equivalents	(525)	84,188	2,116	85,779
Less increase in cash and cash equivalents of discontinued operations	—	—	1	1
Increase (decrease) in cash and cash equivalents of continuing operations	(525)	84,188	2,115	85,778
Cash and cash equivalents at beginning of year	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of year	$460,253	$101,786	$18,223	$580,262

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$443,924	$11,465	$368,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(111,812)	—	(111,812)
Capital expenditures	—	(22,496)	(1,021)	(23,517)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	11,082	—	11,082
Other	—	(1,791)	(14)	(1,805)
Net cash flows used in investing activities	—	(125,017)	(1,035)	(126,052)
Cash flows from financing activities:
Payments on term loans	(125,000)	—	—	(125,000)
Proceeds from long-term borrowings and obligations	975,000	—	—	975,000
Payments on long-term borrowings and obligations	(726,533)	—	—	(726,533)
Fees paid for financing activities	(33,249)	—	—	(33,249)
Increase in cash overdraft balance	9,744	8,477	—	18,221
Payments for Omnicare common stock repurchases	(100,942)	—	—	(100,942)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(13,989)	—	—	(13,989)
Dividends paid	(12,839)	—	—	(12,839)
Other	344,494	(342,826)	(6,957)	(5,289)
Net cash flows from / (used in) financing activities	316,686	(334,349)	(6,957)	(24,620)
Net increase (decrease) in cash and cash equivalents	229,912	(15,442)	3,473	217,943
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	(838)	4	(834)
Increase (decrease) in cash and cash equivalents of continuing operations	229,912	(14,604)	3,469	218,777
Cash and cash equivalents at beginning of year	230,866	32,202	12,639	275,707
Cash and cash equivalents at end of year	$460,778	$17,598	$16,108	$494,484

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2009:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(64,390)	$553,249	$(5,065)	$483,794
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(92,889)	—	(92,889)
Capital expenditures	—	(28,412)	(819)	(29,231)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(10,547)	—	(10,547)
Other	—	(12,170)	—	(12,170)
Net cash flows used in investing activities	—	(144,018)	(819)	(144,837)
Cash flows from financing activities:
Payments on term loans	(275,000)	—	—	(275,000)
Payments proceeds on long-term borrowings and obligations	(1,592)	—	—	(1,592)
(Decrease) increase in cash overdraft balance	(819)	182	—	(637)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	9,666	—	—	9,666
Dividends paid	(10,733)	—	—	(10,733)
Other	422,771	(418,483)	(3,499)	789
Net cash flows from / (used in) financing activities	144,293	(418,301)	(3,499)	(277,507)
Net increase (decrease) in cash and cash equivalents	79,903	(9,070)	(9,383)	61,450
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	412	(3)	409
Increase (decrease) in cash and cash equivalents of continuing operations	79,903	(9,482)	(9,380)	61,041
Cash and cash equivalents at beginning of year	150,963	41,684	22,019	214,666
Cash and cash equivalents at end of year	$230,866	$32,202	$12,639	$275,707

Note 21 – Guarantor Subsidiaries - Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2011 and 2010 for the balance sheets, as well as the statements of income and the statements of cash flows for each of the three years in the period ended December 31, 2011.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 – Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Income
(in thousands)

	For the years ended December 31,
2011:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$6,182,922	$—	$6,182,922
Cost of sales	—	—	4,805,825	—	4,805,825
Gross profit	—	—	1,377,097	—	1,377,097
Selling, general and administrative expenses	15,579	1,467	756,789	—	773,835
Provision for doubtful accounts	—	—	98,552	—	98,552
Settlement, litigation and other related charges	—	—	55,674	—	55,674
Other miscellaneous charges	—	—	16,093	—	16,093
Operating (loss) income	(15,579)	(1,467)	449,989	—	432,943
Investment income	695	—	(113)	—	582
Interest expense, including amortization of discount on convertible notes	(159,316)	—	(1,384)	—	(160,700)
(Loss) income from continuing operations before income taxes	(174,200)	(1,467)	448,492	—	272,825
Income tax (benefit) expense	(66,753)	(562)	178,608	—	111,293
(Loss) income from continuing operations	(107,447)	(905)	269,884	—	161,532
Loss from discontinued operations	—	—	(74,608)	—	(74,608)
Equity in net income of subsidiaries	194,371	—	—	(194,371)	—
Net income (loss)	$86,924	$(905)	$195,276	$(194,371)	$86,924
2010:
Net sales	$—	$—	$6,030,670	$—	$6,030,670
Cost of sales	—	—	4,694,440	—	4,694,440
Gross profit	—	—	1,336,230	—	1,336,230
Selling, general and administrative expenses	9,569	1,403	736,636	—	747,608
Provision for doubtful accounts	—	—	136,630	—	136,630
Settlement, litigation and other related charges	—	—	113,709	—	113,709
Other miscellaneous charges	—	—	149,129	—	149,129
Operating (loss) income	(9,569)	(1,403)	200,126	—	189,154
Investment income	939	—	8,671	—	9,610
Interest expense, including amortization of discount on convertible notes	(163,864)	—	(1,392)	—	(165,256)
(Loss) income from continuing operations before income taxes	(172,494)	(1,403)	207,405	—	33,508
Income tax (benefit) expense	(64,478)	(524)	84,046	—	19,044
(Loss) income from continuing operations	(108,016)	(879)	123,359	—	14,464
Loss from discontinued operations	—	—	(120,573)	—	(120,573)
Equity in net income of subsidiaries	1,907	—	—	(1,907)	—
Net income (loss)	$(106,109)	$(879)	$2,786	$(1,907)	$(106,109)
2009:
Net sales	$—	$—	$6,001,053	$—	$6,001,053
Cost of sales	—	—	4,566,837	—	4,566,837
Gross profit	—	—	1,434,216	—	1,434,216
Selling, general and administrative expenses	14,875	1,425	749,872	—	766,172
Provision for doubtful accounts	—	—	92,495	—	92,495
Settlement, litigation and other related charges	—	—	77,449	—	77,449
Other miscellaneous charges	—	—	28,349	—	28,349
Operating (loss) income	(14,875)	(1,425)	486,051	—	469,751
Investment income	886	—	8,784	—	9,670
Interest expense, including amortization of discount on convertible notes	(146,841)	—	(1,029)	—	(147,870)
(Loss) income from continuing operations before income taxes	(160,830)	(1,425)	493,806	—	331,551
Income tax (benefit) expense	(61,324)	(543)	158,723	—	96,856
(Loss) income from continuing operations	(99,506)	(882)	335,083	—	234,695
Loss from discontinued operations	—	—	(22,772)	—	(22,772)
Equity in net income of subsidiaries	311,429	—	—	(311,429)	—
Net income (loss)	$211,923	$(882)	$312,311	$(311,429)	$211,923

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2011:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$460,253	$—	$120,009	$—	$580,262
Restricted cash	—	—	2,336	—	2,336
Accounts receivable, net (including intercompany)	—	177	931,314	(177)	931,314
Inventories	—	—	419,378	—	419,378
Deferred income tax benefits, net-current	—	—	153,989	(545)	153,444
Other current assets	3,865	—	205,534	—	209,399
Current assets - discontinued operations	—	—	1,238	—	1,238
Total current assets	464,118	177	1,833,798	(722)	2,297,371
Properties and equipment, net	—	17	225,240	—	225,257
Goodwill	—	19	4,247,267	—	4,247,286
Identifiable intangible assets, net	—	—	238,563	—	238,563
Other noncurrent assets	77,485	—	107,075	—	184,560
Noncurrent assets - discontinued operations	—	—	73	—	73
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$59,596	$82	$472,466	$(177)	$531,967
Current liabilities - discontinued operations	—	—	8,100	—	8,100
Long-term debt, notes and convertible debentures	1,957,167	—	11,107	—	1,968,274
Deferred income tax liabilities, net-noncurrent	322,559	—	516,843	(545)	838,857
Other noncurrent liabilities	—	—	50,476	—	50,476
Stockholders’ equity	3,795,436	131	5,593,024	(5,593,155)	3,795,436
Total liabilities and stockholders’ equity	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110

As of December 31, 2010:
ASSETS
Cash and cash equivalents	$460,778	$—	$33,706	$—	$494,484
Restricted cash	—	—	2,019	—	2,019
Accounts receivable, net (including intercompany)	—	68	1,011,755	—	1,011,823
Inventories	—	—	418,965	—	418,965
Deferred income tax benefits, net-current	—	—	151,084	(440)	150,644
Other current assets	538	—	332,069	—	332,607
Current assets - discontinued operations	—	—	47,254	—	47,254
Total current assets	461,316	68	1,996,852	(440)	2,457,796
Properties and equipment, net	—	16	204,701	—	204,717
Goodwill	—	19	4,182,909	—	4,182,928
Identifiable intangible assets, net	—	—	259,809	—	259,809
Other noncurrent assets	47,695	—	109,246	—	156,941
Noncurrent assets - discontinued operations	—	—	49,329	—	49,329
Investment in subsidiaries	5,766,316	—	—	(5,766,316)	—
Total assets	$6,275,327	$103	$6,802,846	$(5,766,756)	$7,311,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$36,203	$—	$494,911	$—	$531,114
Current liabilities - discontinued operations	—	—	22,361	—	22,361
Long-term debt, notes and convertible debentures	2,096,333	—	10,425	—	2,106,758
Deferred income tax liabilities, net-noncurrent	319,740	—	452,569	(440)	771,869
Other noncurrent liabilities	4,290	—	56,367	—	60,657
Stockholders’ equity	3,818,761	103	5,766,213	(5,766,316)	3,818,761
Total liabilities and stockholders’ equity	$6,275,327	$103	$6,802,846	$(5,766,756)	$7,311,520

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(118,642)	$—	$668,664	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(101,933)	(101,933)
Divestitures of businesses, net	—	—	13,099	13,099
Capital expenditures	—	—	(62,806)	(62,806)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(275)	(275)
Other	—	—	(3,496)	(3,496)
Net cash flows used in investing activities	—	—	(155,411)	(155,411)
Cash flows from financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	—	—	(777,609)
Fees paid for financing activities	(13,780)	—	—	(13,780)
Increase in cash overdraft balance	5,921	—	5,753	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842	—	(432,702)	3,140
Net cash flows from / (used in) financing activities	118,117	—	(426,949)	(308,832)
Net increase (decrease) in cash and cash equivalents	(525)	—	86,304	85,779
Less increase in cash and cash equivalents of discontinued operations	—	—	1	1
Increase (decrease) in cash and cash equivalents of continuing operations	(525)	—	86,303	85,778
Cash and cash equivalents at beginning of year	460,778	—	33,706	494,484
Cash and cash equivalents at end of year	$460,253	$—	$120,009	$580,262

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2010:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$—	$455,389	$368,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(111,812)	(111,812)
Capital expenditures	—	—	(23,517)	(23,517)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	11,082	11,082
Other	—	—	(1,805)	(1,805)
Net cash flows used in investing activities	—	—	(126,052)	(126,052)
Cash flows from financing activities:
Payments on term loans	(125,000)	—	—	(125,000)
Proceeds from long-term borrowings and obligations	975,000	—	—	975,000
Payments on long-term borrowings and obligations	(726,533)	—	—	(726,533)
Fees paid for financing activities	(33,249)	—	—	(33,249)
Increase in cash overdraft balance	9,744	—	8,477	18,221
Payments for Omnicare common stock repurchases	(100,942)	—	—	(100,942)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(13,989)	—	—	(13,989)
Dividends paid	(12,839)	—	—	(12,839)
Other	344,494	—	(349,783)	(5,289)
Net cash flows from / (used in) financing activities	316,686	—	(341,306)	(24,620)
Net increase (decrease) in cash and cash equivalents	229,912	—	(11,969)	217,943
Less decrease in cash and cash equivalents of discontinued operations	—	—	(834)	(834)
Increase (decrease) in cash and cash equivalents of continuing operations	$229,912	$—	$(11,135)	218,777
Cash and cash equivalents at beginning of year	230,866	—	44,841	275,707
Cash and cash equivalents at end of year	$460,778	$—	$33,706	$494,484

Note 21 – Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2009:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from / (used in) operating activities	$(64,390)	$—	$548,184	$483,794
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(92,889)	(92,889)
Capital expenditures	—	—	(29,231)	(29,231)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(10,547)	(10,547)
Other	—	—	(12,170)	(12,170)
Net cash flows used in investing activities	—	—	(144,837)	(144,837)
Cash flows from financing activities:
Payments on term loans	(275,000)	—	—	(275,000)
Payments on long-term borrowings and obligations	(1,592)	—	—	(1,592)
(Decrease) increase in cash overdraft balance	(819)	—	182	(637)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	9,666	—	—	9,666
Dividends paid	(10,733)	—	—	(10,733)
Other	422,771	—	(421,982)	789
Net cash flows from / (used in) financing activities	144,293	—	(421,800)	(277,507)
Net increase (decrease) in cash and cash equivalents	79,903	—	(18,453)	61,450
Less increase in cash and cash equivalents of discontinued operations	—	—	409	409
Increase (decrease) in cash and cash equivalents of continuing operations	79,903	—	(18,862)	61,041
Cash and cash equivalents at beginning of year	150,963	—	63,703	214,666
Cash and cash equivalents at end of year	$230,866	$—	$44,841	$275,707

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

Changes in Internal Control.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.  Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report.  There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company's Proxy Statement dated April 22, 2011.

Audit Committee Financial Expert.  The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

Codes of Ethics.  We expect all of our employees to act in accordance with and to abide by the Omnicare “Code of Business Conduct and Ethics – It’s About Integrity” (the “Omnicare Integrity Code”).  The Omnicare Integrity Code is a set of business values and procedures that provides guidance to Omnicare employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of Omnicare’s business.

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

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)
Equity compensation plans
approved by stockholders(a)	3,157	$36.43	2,501
Equity compensation plans
not approved by stockholders(b)	330	33.52	—
	3,487	$36.16	2,501

(a)	Includes the 1992 Long-Term Stock Incentive Plan and the 2004 Stock and Incentive Plan.

(b)
Includes the 1998 Long-Term Employee Incentive Plan as further discussed in the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing.  Additionally, at December 31, 2011, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)               Financial Statements

Our 2011 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)               Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)               Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 23rd day of February 2012.

OMNICARE, INC. /s/John L. Workman
John L. Workman President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/John G. Figueroa	Chief Executive Officer and Director	February 23, 2012
John G. Figueroa	(Principal Executive Officer)
/s/John L. Workman	President and
John L. Workman	Chief Financial Officer (Principal Financial and Accounting Officer)

James D. Shelton, Director*
Mark A. Emmert, Director*
Steven J. Heyer, Director*
Andrea R. Lindell, DNSc, RN, Director*
Barry Schochet, Director*
Amy Wallman, Director*

*Alexander M. Kayne, by signing his name hereto, signs this document on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Alexander M. Kayne
Alexander M. Kayne (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Write-offs, (net of recoveries) and other	Balance at end of period
Allowance for uncollectible accounts receivable:
2011	$401,027	$98,552	$(140,866)	$358,713
2010	332,541	136,630	(68,144)	401,027
2009	319,417	92,495	(79,371)	332,541
Tax valuation allowance:
2011	$18,418	$1,881	$(2,067)	$18,232
2010	22,594	(3,723)	(453)	18,418
2009	25,233	(2,617)	(22)	22,594

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(4.1)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.2)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.3)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005
(4.4)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of Convertible Debenture)	Form 8-K December 16, 2005
(4.5)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003
(4.6)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.7)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.8)	Sixth Supplemental Indenture, dated as of May 18, 2010, by and among the Company, the Guarantors named therein and the Trustee (including the form of 7.75% Senior Subordinated Notes due 2020)	Form 8-K May 21, 2010
(4.9)
Seventh Supplemental Indenture, dated as of December 7, 2010, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (including the form 3.75% Convertible Senior Subordinated Notes due 2025).
Form 8-K December 7, 2010
(10.1)	Annual Incentive Plan for Senior Executive Officers*	Appendix A to Proxy Statement for 2009 Annual Meeting of Stockholders dated April 21, 2009
(10.2)	1992 Long-Term Stock Incentive Plan*	Appendix A to Proxy Statement for 2002 Annual Meeting of Stockholders dated April 10, 2002
(10.3)	1995 Premium-Priced Stock Option Plan*	Exhibit A to Proxy Statement for 1995 Annual Meeting of Stockholders dated April 10, 1995
(10.4)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.5)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003
(10.6)	Director Stock Plan for Members of the Compensation and Incentive Committee*	Form S-8 December 14, 2001
(10.7)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004
(10.8)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999
(10.9)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with J.F. Gemunder, C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K March 25, 1996
(10.10)	Amended and Restated Omnicare, Inc. Excess Benefit Plan*	Form 10-K February 26, 2009
(10.11)	Employment Agreement with J.M. Stamps, dated as of June 1, 1999*	Form 10-K February 26, 2009
(10.12)	Amendment to Employment Agreement with J.M. Stamps, dated as of December 29, 2008*	Form 10-K February 26, 2009
(10.13)	Employment Agreement with J.L. Workman, dated as of October 21, 2009*	Form 10-K February 25, 2010
(10.14)	Form of Stock Option Award Letter*	Form 8-K December 1, 2004
(10.15)	Form of Restricted Stock Award Letter (Officers)*	Filed Herewith
(10.16)	Form of Restricted Stock Award Letter (Employees Other Than Officers)*	Filed Herewith
(10.17)	Prime Vendor Agreement for Pharmaceuticals with McKesson Corporation, dated as of July 27, 2010**	Form 10-Q October 28, 2010

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.18)
Credit Agreement, dated as of August 24, 2011, by and among Omnicare, Inc., as the Borrower, the lenders named therein, SunTrust Bank, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as Co-Documentation Agents.

Form 8-K August 25, 2011
(10.19)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007
(10.20)	Amendment to Employment Agreement with L.P. Finn III, dated as of December 22, 2008*	Form 10-K February 26, 2009
(10.21)	Amendment to Split Dollar Agreement with J.F. Gemunder, dated December 22, 2008*	Form 10-K February 26, 2009
(10.22)	Amendment to Split Dollar Agreement dated December 22, 2008 (Agreements in the same form exist with C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K February 26, 2009
(10.23)	Employment Agreement with John G. Figueroa, dated as of December 7, 2010*	Form 10-K February 24, 2011
(10.24)	Amendment to Employment Agreement with John L. Workman, dated as of December 7, 2010*	Form 10-K February 24, 2011
(10.25)	Amendment to Employment Agreement with Jeffrey M. Stamps, dated as of December 7, 2010*	Form 10-K February 24, 2011
(10.26)	Employment Agreement with Nitin Sahney, dated as of October 28, 2010*	Form 10-K February 24, 2011
(10.27)	Amended and Restated Employment Agreement with Beth A. Kinerk, dated April 29, 2010*	Form 10-Q May 6, 2010
(10.28)	Amendment to Amended and Restated Employment Agreement with Beth A. Kinerk, dated February 17, 2011*	Form 10-K February 24, 2011
(10.29)	Amendment to Employment Agreement with Nitin Sahney, dated February 17, 2011*	Form 10-K February 24, 2011
(10.30)	Employment Agreement with Alexander M. Kayne, dated April 1, 2011.*	Form 10-Q April 28, 2011
(10.31)	Employment Agreement with Priscilla Stewart-Jones, dated as of July 22, 2011.*	Form 10-Q October 25, 2011
(10.32)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Joel F. Gemunder*	Form 10-Q October 28, 2010
(10.33)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Cheryl D. Hodges*	Form 10-Q October 28, 2010
(10.34)	Amendment to Employment Agreement with Nitin Sahney, dated February 17, 2011*	Form 10-K February 24, 2011

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.35)	Separation and Consulting Agreement, effective as of June 29, 2010, among Omnicare, Inc., Omnicare Management Company, MMD Professional Services, LLC and Patrick E. Keefe*	Form 10-Q August 5, 2010
(10.36)	Separation Agreement, dated as of February 3, 2012, among Omnicare, Inc., Omnicare Management Company and Leo P. Finn III*	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(21)	Subsidiaries of Omnicare, Inc.	Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	Filed Herewith
(24)	Powers of Attorney	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002***	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Annual Report on Form 10-K for the year ended December 31,   2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows (iv) Consolidated Statements of Stockholders' Equity and (v) the Notes to Consolidated Financial Statements

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