Form 10-Q
period 2012-03-31
OMNICARE INC
filed 2012-04-26
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8269

OMNICARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	31-1001351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

OMNICARE, INC.
900 OMNICARE CENTER
401 E. FOURTH STREET
CINCINNATI, OH  45202
(Address of Principal Executive Offices)
513-719-2600
(Registrant’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	112,975,512	March 31, 2012

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2012

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended, March 31,
	2012	2011
Net sales	$1,593,068	$1,525,571
Cost of sales	1,224,968	1,190,612
Gross profit	368,100	334,959
Selling, general and administrative expenses	200,124	190,166
Provision for doubtful accounts	24,431	24,530
Other charges	18,715	7,902
Operating income	124,830	112,361
Investment income	28	296
Interest expense	(30,862)	(34,678)
Income from continuing operations before income taxes	93,996	77,979
Income tax expense	38,257	28,824
Income from continuing operations	55,739	49,155
Loss from discontinued operations	—	(19,851)
Net income	$55,739	$29,304

Earnings (loss) per common share - Basic:
Continuing operations	$0.50	$0.43
Discontinued operations	—	(0.17)
Net income	$0.50	$0.26

Earnings (loss) per common share - Diluted:
Continuing operations	$0.48	$0.43
Discontinued operations	—	(0.17)
Net income	$0.48	$0.26

Dividends per common share	$0.07	$0.0325

Weighted average number of common shares outstanding:
Basic	111,487	114,129
Diluted	116,500	115,064

Comprehensive income	$56,161	$25,925

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$622,177	$580,262
Restricted cash	1,824	2,336
Accounts receivable, less allowances of $334,712 (2011-$358,713)	992,792	931,314
Inventories	354,270	419,378
Deferred income tax benefits	152,132	153,444
Other current assets	177,825	210,637
Total current assets	2,301,020	2,297,371
Properties and equipment, at cost less accumulated depreciation of $310,683 (2011-$299,900)	239,927	225,257
Goodwill	4,241,610	4,247,286
Identifiable intangible assets, less accumulated amortization of $256,727 (2011-$246,200)	228,012	238,563
Other noncurrent assets	177,919	184,633
Total noncurrent assets	4,887,468	4,895,739
Total assets	$7,188,488	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222,863	$273,768
Accrued employee compensation	38,334	61,019
Current debt	26,890	26,447
Other current liabilities	210,777	178,833
Total current liabilities	498,864	540,067
Long-term debt, notes and convertible debentures	1,965,586	1,968,274
Deferred income tax liabilities	849,538	838,857
Other noncurrent liabilities	46,459	50,476
Total noncurrent liabilities	2,861,583	2,857,607
Total liabilities	3,360,447	3,397,674
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 131,928,200 shares issued (2011-131,756,500 shares issued)	131,928	131,757
Paid-in capital	2,500,427	2,488,941
Retained earnings	1,699,645	1,651,829
Treasury stock, at cost-18,952,700 shares (2011-18,132,600 shares)	(511,413)	(484,123)
Accumulated other comprehensive income	7,454	7,032
Total stockholders' equity	3,828,041	3,795,436
Total liabilities and stockholders' equity	$7,188,488	$7,193,110

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$55,739	$29,304
Loss from discontinued operations	—	19,851
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,055	11,958
Amortization	20,406	19,852
Goodwill impairment charge	5,903	—
Write-off of debt issuance costs	103	198
Debt redemption tender offer premium	—	(1,277)
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	(58,591)	(11,811)
Inventories	65,161	44,278
Current and noncurrent assets	24,734	72,101
Accounts payable	(47,754)	3,539
Accrued employee compensation	(22,685)	(27,250)
Current and noncurrent liabilities	45,346	(16,814)
Net cash flows from operating activities of continuing operations	100,417	143,929
Net cash flows from operating activities of discontinued operations	—	446
Net cash flows from operating activities	100,417	144,375
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(563)	(9,496)
Capital expenditures	(20,239)	(8,565)
Other	512	(1,169)
Net cash flows used in investing activities of continuing operations	(20,290)	(19,230)
Net cash flows used in investing activities of discontinued operations	—	(373)
Net cash flows used in investing activities	(20,290)	(19,603)
Cash flows from financing activities:
Payments on term loans	(6,587)	—
Payments on long-term borrowings and obligations	—	(125,050)
Decrease in cash overdraft balance	(3,151)	(9,716)
Payments for Omnicare common stock repurchases	(22,328)	(28,748)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	2,519	983
Dividends paid	(7,825)	(3,730)
Other	(840)	(2,007)
Net cash flows used in financing activities	(38,212)	(168,268)
Net increase (decrease) in cash and cash equivalents	41,915	(43,496)
Less increase in cash and cash equivalents of discontinued operations	—	73
Increase (decrease) in cash and cash equivalents of continuing operations	41,915	(43,569)
Cash and cash equivalents at beginning of period	580,262	494,484
Cash and cash equivalents at end of period	$622,177	$450,915

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Note 1 – Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2011 Annual Report on Form 10-K ("2011 Annual Report"), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2011 Annual Report and any related updates included in the Company’s Securities and Exchange Commission (“SEC”) filings.  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 – Significant Accounting Policies

Interim Financial Data

The interim financial data is unaudited; however, in the opinion of Omnicare management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Omnicare consolidated results of operations, financial position and cash flows for the interim periods presented have been made.  All significant intercompany accounts and transactions have been eliminated.

Subsequent Event

Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "Existing Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "New Notes"). The New Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

The New Notes mature in 2042 and will pay interest semiannually at a rate of 3.75% per year. Commencing with the interest period beginning April 1, 2020, the New Notes will also pay contingent interest under certain circumstances based on their then current trading price. The New Notes will be convertible, upon certain circumstances, into cash and, if applicable, shares of Omnicare common stock. The New Notes have an initial conversion rate of 24.09639 shares of common stock per $1,000 original principal amount of notes (subject to adjustment in certain events). This is equivalent to an initial conversion price of approximately $41.50 per share.

Under certain circumstances, the Company has the right to redeem the New Notes on or before April 1, 2016 by paying a coupon make-whole amount plus accrued but unpaid interest. After April 1, 2016 the Company may, as its option, redeem the New Notes by paying par plus accrued but unpaid interest.

In connection with the issuance of the New Notes, the Company also entered into capped call transactions with a counterparty. The capped calls are subject to adjustment or termination upon the occurrence of specified events affecting the Company and are subject to additional disruption events that may give rise to termination. The capped call transactions are intended to reduce potential dilution upon conversion of the New Notes.

The Company will recognize an estimated non-cash loss on the debt exchange of approximately $40 million in its Q2 2012 financial statements.

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Income for stock options and stock awards totaled approximately $3.1 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.

Accounts Receivable
The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

March 31, 2012	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$291,526	$193,612	$485,138
Facility payors	424,049	193,690	617,739
Private Pay payors	78,070	146,557	224,627
Total gross accounts receivable	$793,645	$533,859	$1,327,504
December 31, 2011
Medicare (Part D and Part B), Medicaid and Third-Party payors	$257,782	$199,303	$457,085
Facility payors	387,509	204,419	591,928
Private Pay payors	85,934	155,080	241,014
Total gross accounts receivable	$731,225	$558,802	$1,290,027

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances by component and in the aggregate, follow (in thousands):

	March 31, 2012	December 31, 2011
Cumulative foreign currency translation adjustments	$9,482	$8,338
Unrealized loss on fair value of investments	(281)	(277)
Pension and postemployment benefits	(1,747)	(1,029)
Total accumulated other comprehensive income, net	$7,454	$7,032

The amounts are net of applicable tax benefits which were not material at March 31, 2012 and December 31, 2011.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2012
7.75% interest rate swap agreements - fair value hedge	$31,138	$—	$31,138	$—
Derivatives	—	—	—	—
Total	$31,138	$—	$31,138	$—
December 31, 2011
7.75% interest rate swap agreement - fair value hedge	$35,473	$—	$35,473	$—
Derivatives	—	—	—	—
Total	$35,473	$—	$35,473	$—

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices in an active market (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	March 31, 2012		December 31, 2011
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$550,000	$610,500	$550,000	$591,300
3.75% convertible senior subordinated notes, due 2025
Carrying value	363,407	—	361,345	—
Unamortized debt discount	211,593	—	213,655	—
Principal amount	575,000	836,600	575,000	816,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	204,304	—	203,675	—
Unamortized debt discount	140,696	—	141,325	—
Principal amount	345,000	330,800	345,000	318,800
3.25% convertible senior debentures, due 2035
Carrying value	388,458	—	384,799	—
Unamortized debt discount	64,042	—	67,701	—
Principal amount	452,500	437,200	452,500	404,600

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the goodwill impairment recorded in the first quarter of 2012.

Other Charges

Other Charges consist of the following (in thousands):

	Three months ended March 31,
	2012	2011
Settlement, litigation and other related charges	$7,203	$6,013
Acquisition and other related costs	3,109	1,889
Goodwill impairment	5,903	—
Separation costs	2,500	—
Total - other charges	$18,715	$7,902

Common Stock Repurchase Program

In the three months ended March 31, 2012, the Company repurchased approximately 0.7 million shares through authorized share repurchase programs at an aggregate cost of approximately $22 million, for a cumulative amount of approximately 9.8 million shares repurchased at an aggregate cost of approximately $263 million through March 31, 2012.  In February 2012, the Company's Board of Directors increased the Company's share repurchase authorization by $200 million until February 28, 2014. The Company had approximately $237 million of combined share repurchase authority remaining as of March 31, 2012.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 – Discontinued Operations

In 2011, the Company completed the divestiture of certain home healthcare and related ancillary businesses (“the Disposal Group”) that were non-strategic in nature and its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined they were no longer a good strategic fit within the Company’s portfolio of assets.  The Company did not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare. Also in 2011, the Company completed the divestiture of its Contract Research Services organization (“CRO Services”). For the three months ended March 31, 2011, CRO Services recorded a pretax impairment loss of approximately $41 million to reduce the carrying value of the CRO Services operations to fair value.

Selected financial information related to the discontinued operations follows (in thousands):

Three months ended March 31, 2011
Net sales from discontinued operations	$34,532
Loss from operations - pretax	(2,774)

Loss from operations - aftertax	(1,729)
Impairment loss on discontinued operations - aftertax	(18,122)
Loss from discontinued operations	$(19,851)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2011	$3,568,658	$678,628	$4,247,286

Impairment losses	(5,903)	—	(5,903)
Other	$227	$—	$227

Goodwill	3,568,885	678,628	4,247,513
Accumulated impairment losses	(5,903)	—	(5,903)
Goodwill, net of impairment as of March 31, 2012	$3,562,982	$678,628	$4,241,610

On April 2, 2012, Omnicare signed a letter of intent (“LOI”) with a third party to sell the Company's Canadian Pharmacy. In the three months ended March 31, 2012, the Company recorded an impairment loss of approximately $6 million to reduce the carrying value of the Canadian Pharmacy to fair value based on the terms of the LOI.

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions.

The Company’s intangible amortization expense for the three months ended March 31, 2012 and 2011 was approximately $11 million and $10 million, respectively.

Note 5 – Debt

A summary of debt follows (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility	$—	$—
Senior term loan, due 2016	438,750	444,375
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	575,000	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	452,500	452,500
Capitalized lease and other debt obligations	16,419	15,054
Subtotal	2,377,669	2,381,929
Add interest rate swap agreements	31,138	35,473
(Subtract) unamortized debt discount	(416,331)	(422,681)
(Subtract) current portion of debt	(26,890)	(26,447)
Total long-term debt, net	$1,965,586	$1,968,274

At March 31, 2012, there was no outstanding balance under the Company’s revolving credit facility and $438.8 million in loans outstanding under the term loan.  The interest rate on the term loan was approximately 2.50% at March 31, 2012. As of March 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the interest rate swap agreements was 5.00% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $550 million at March 31, 2012 .

The Company amortized to expense approximately $1.5 million and $1.4 million of deferred debt issuance costs during the three months ended March 31, 2012 and 2011, respectively. Also, the 2011 period included approximately $1.1 million in debt redemption costs associated with the Company's redemption of approximately $125 million aggregate principal amount of its 6.125% Senior Subordinated Notes, due 2013.

Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "Existing Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "New Notes"). In connection with the issuance of the New Notes, the Company also entered into capped call transactions with a counterparty, which are intended to reduce potential dilution upon conversion of the New Notes. See additional information at the "Subsequent Events" caption of the "Significant Accounting Policies" note.

At March 31, 2012, The Company had three convertible securities, its 3.75% Convertible Senior Subordinated Notes, due 2025 (the “3.75% Convertible Notes”), the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”), and its 3.25% convertible senior debentures, due 2035 (with optional repurchase right of holders, at par, on December 15, 2015) (the “3.25% Convertible Debentures”).  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Carrying value of equity component	$619,223	$619,223
Principal amount of convertible debt	$1,372,500	$1,372,500
Unamortized debt discount	(416,331)	(422,681)
Net carrying value of convertible debt	$956,169	$949,819

As of March 31, 2012, the remaining amortization period for the debt discount was approximately 13.75, 21.25 and 3.75 years for the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures, respectively.

The effective interest rates for the liability components of the 3.75% Convertible Notes, 4.00% Convertible Debentures and 3.25% Convertible Debentures were 8.25%, 8.01% and 7.625%, respectively, for the period ended March 31, 2012.

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended March 31,
2012:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$55,739		$0.50
Loss from discontinued operations	—		—
Net income	55,739	111,487	$0.50
Effect of Dilutive Securities
Convertible securities	71	4,320
Stock options, warrants and awards	—	693
Diluted EPS
Income from continuing operations plus assumed conversions	55,810		$0.48
Loss from discontinued operations	—		—
Net income plus assumed conversions	$55,810	116,500	$0.48
2011:
Basic EPS
Income from continuing operations	$49,155		$0.43
Loss from discontinued operations	(19,851)		(0.17)
Net income	29,304	114,129	$0.26
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants and awards	—	660
Diluted EPS
Income from continuing operations plus assumed conversions	49,227		$0.43
Loss from discontinued operations	(19,851)		(0.17)
Net income plus assumed conversions	$29,376	115,064	$0.26

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds $27.39, $40.82 and $79.38 for the 3.75% Convertible Notes, 4.00% Convertible Debentures, and 3.25% Convertible Debentures, respectively.

During the three months ended March 31, 2012 and 2011, the anti-dilutive effect associated with certain stock options, warrants and awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and awards excluded from the computation of diluted EPS for the three months ended March 31, 2012 and 2011 totaled 1.8 million and 3.4 million, respectively.

Note 7 – Restructuring and Other Related Charges

Company-wide Reorganization Program:

During 2010, the Company initiated a “Company-wide Reorganization Program” (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed in the next twelve months and is currently estimated to result in restructuring and other related charges of approximately $13 million, the majority of which is anticipated to be incurred in the LTC and Corporate/Other segments, and is largely related to severance, employment agreement buyout and lease termination costs.

As of March 31, 2012, the Company has made cumulative payments of approximately $2.9 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $0.4 million at December 31, 2011, of which approximately $0.2 million was utilized in the three months ended March 31, 2012.  The remaining liabilities of $0.2 million at March 31, 2012 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-outs) and will be settled as these matters are finalized.

In the three months ended March 31, 2012, the Company recorded approximately $2.5 million, reflected in the “Other charges” caption of the Consolidated Statements of Income, for separation costs related to three former executives.

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

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the Court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the "most favored customer" pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court. The U.S. Department of Justice has declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.’s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Kentucky, alleging violations of federal securities law in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The Court has appointed lead counsel and a consolidated amended complaint is expected to be filed by May 11, 2012. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On December 13, 2010, a qui tam complaint entitled United States ex rel. Bartz v. Ortho-McNeil Pharmaceuticals, Inc., Johnson & Johnson, Janssen Pharmaceutica, Inc., Janssen Pharmaceutica Products, LP, McKesson Corporation, McKesson Specialty Pharmaceutical, LLC and Omnicare, Inc., Civil Action No. 05-cv-6010, which had been filed under seal with the U.S. District Court in Philadelphia, Pennsylvania, was ordered unsealed by the court. The complaint was brought by Scott Bartz, a former employee of Johnson & Johnson, as a private party qui tam relator on behalf of the federal government and several state and local governments. The U.S. Department of Justice has notified the court that it has declined to intervene. The action alleges civil violations of the False Claims Act based on allegations that Johnson & Johnson and its affiliates provided the Company and McKesson with rebates, free drugs and other remuneration in order to limit Johnson & Johnson’s rebate liability to Medicaid. The court granted Johnson & Johnson’s motion to transfer the action to U.S. District Court in Boston, Massachusetts in February 2011. The Company filed a motion to dismiss the complaint on May 27, 2011. On June 10, 2011, the relator filed a notice of intent to voluntarily dismiss its claims against the Company and on April 20, 2012, the court granted relator's motion and dismissed the claims against Omnicare without prejudice.

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

On April 2, 2010, a purported class action lawsuit, entitled Spindler, et al. v. Johnson & Johnson Corp., Omnicare, Inc. and Does 1-10, Case No. CV-10-1414, was filed in the United States District Court for the Northern District of California, San Francisco Division, against Johnson & Johnson (“J&J”), the Company and certain unnamed defendants asserting violations of federal antitrust law and California unfair competition law arising out of certain arrangements between J&J and the Company. Plaintiffs allege, among other things, that the Company violated these laws by entering into agreements with J&J to promote J&J products. On January 21, 2011, the court dismissed the amended complaint and granted permission to file a new amended complaint, which was filed in February 2011. On August 1, 2011, the court dismissed the second amended complaint and, on October 25, 2011, after plaintiffs had declined the court's invitation to further amend the complaint, the district court dismissed the matter with prejudice. On November 17, 2011, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. On March, 1 2012, the court granted the parties' stipulated motion to withdraw the appeal.

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

On or about March 12, 2010, a qui tam complaint entitled State of Illinois, ex rel. Adam B. Resnick and Maureen Nehls v. Omnicare, Inc. Morris Esformes, Phillip Esformes, and Tim Dacy, No. D6 L 1926 that was filed under seal in Illinois state court, was unsealed by the court. The State of Illinois notified the court that it declined to intervene in the action. This complaint was brought by the same two qui tam relators, Adam Resnick and Maureen Nehls, that brought the complaint in the United States District Court in Chicago described above. This complaint is based on allegations nearly identical to a portion of the allegations contained in that federal action. The Company was not served with the complaint in this action, and the Company was recently informed that the complaint was dismissed without prejudice. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. On November 1, 2010, the Company filed a motion to dismiss the lawsuit. Relator responded and conceded to dismissal of one of the counts. On July 7, 2011, the court granted the Company's motion in part and denied it in part. The court granted the motion as to the allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations and submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations; the court dismissed those counts without prejudice. The court denied the Company's motion as to the allegations that the Company violated certain FDA regulations regarding the storage and handling of a particular drug and retaliated against Relator. On September 15, 2011, Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator filed a response in opposition to that motion. On April 24, 2012, the court granted Omnicare's motion to dismiss without prejudice all claims except the retaliatory discharge claim. The Company believes that the remaining allegation is without merit and intends to vigorously defend itself in this action.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On December 30, 2010, plaintiffs filed a motion in the district court requesting permission to file a third amended complaint. On February 4, 2011, the defendants filed a motion to dismiss the sole remaining claim in plaintiff's second amended complaint. On July 14, 2011, the court granted both motions and deemed the third amended complaint filed. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit.

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

The three months ended March 31, 2012 and 2011 included charges of $7.2 million and $6.0 million, respectively, reflected in “other charges” on the Consolidated Statements of Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” of the Consolidated Statements of Income.

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

Note 9 – Segment Information

The Company is organized in two operating segments. These segments are based on the operations of the underlying businesses and the customers they serve. Based on the "management approach", as defined by the authoritative guidance for disclosures about segments and enterprise related information, the Company's two reporting segments are Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"). The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services and medical supplies. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides key commercialization services for the biopharmaceutical industry in addition to end-of-life pharmaceutical care management for hospice care agencies. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

	For the three months ended March 31,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,296,255	$293,260	$3,553	$1,593,068
Depreciation and amortization expense	(16,634)	(3,976)	(11,851)	(32,461)
Other charges	(16,215)	—	(2,500)	(18,715)
Operating income (loss) from continuing operations	137,979	30,149	(43,298)	124,830
2011:
Net sales	$1,290,109	$231,295	$4,167	$1,525,571
Depreciation and amortization expense	(15,912)	(4,305)	(11,593)	(31,810)
Other charges	(7,902)	—	—	(7,902)
Operating income (loss) from continuing operations	122,490	21,295	(31,424)	112,361

Note 10 – Guarantor Subsidiaries

At March 31, 2012, the Company’s 7.75% Senior Subordinated Notes due 2020 and the 3.75% Convertible Notes due 2025 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011 for the balance sheets, as well as the three months ended March 31, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,557,403	$35,665	$—	$1,593,068
Cost of sales	—	1,201,149	23,819	—	1,224,968
Gross profit	—	356,254	11,846	—	368,100
Selling, general and administrative expenses	1,003	188,723	10,398	—	200,124
Provision for doubtful accounts	—	23,966	465	—	24,431
Other charges	—	18,715	—	—	18,715
Operating income (loss)	(1,003)	124,850	983	—	124,830
Investment income (loss)	216	(188)	—	—	28
Interest expense	(30,604)	(95)	(163)	—	(30,862)
Income (loss) from continuing operations before income taxes	(31,391)	124,567	820	—	93,996
Income tax (benefit) expense	(12,086)	47,755	2,588	—	38,257
Income (loss) from continuing operations	(19,305)	76,812	(1,768)	—	55,739
Equity of net income of subsidiaries	75,044	—	—	(75,044)	—
Net income	$55,739	$76,812	$(1,768)	$(75,044)	$55,739
Comprehensive income	$55,017	$76,812	$(624)	$(75,044)	$56,161
2011:
Net sales	$—	$1,492,904	$32,667	$—	$1,525,571
Cost of sales	—	1,168,138	22,474	—	1,190,612
Gross profit	—	324,766	10,193	—	334,959
Selling, general and administrative expenses	3,600	182,799	3,767	—	190,166
Provision for doubtful accounts	—	24,051	479	—	24,530
Other charges	—	7,902	—	—	7,902
Operating income (loss)	(3,600)	110,014	5,947	—	112,361
Investment income	216	80	—	—	296
Interest expense	(34,347)	(325)	(6)	—	(34,678)
Income (loss) from continuing operations before income taxes	(37,731)	109,769	5,941	—	77,979
Income tax (benefit) expense	(14,172)	40,712	2,284	—	28,824
Income (loss) from continuing operations	(23,559)	69,057	3,657	—	49,155
Loss from discontinued operations	—	(18,735)	(1,116)	—	(19,851)
Equity of net income of subsidiaries	52,863	—	—	(52,863)	—
Net income	$29,304	$50,322	$2,541	$(52,863)	$29,304
Comprehensive income	$28,088	$50,322	$378	$(52,863)	$25,925

Note 10 – Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$505,499	$97,581	$19,097	$—	$622,177
Restricted cash	—	1,824	—	—	1,824
Accounts receivable, net (including intercompany)	—	979,470	134,300	(120,978)	992,792
Inventories	—	347,802	6,468	—	354,270
Deferred income tax benefits, net-current	—	155,549	—	(3,417)	152,132
Other current assets	4,557	168,796	14,697	(10,225)	177,825
Total current assets	510,056	1,751,022	174,562	(134,620)	2,301,020
Properties and equipment, net	—	231,705	8,222	—	239,927
Goodwill	—	4,167,301	74,309	—	4,241,610
Identifiable intangible assets, net	—	222,082	5,930	—	228,012
Other noncurrent assets	71,547	103,334	18,760	(15,722)	177,919
Investment in subsidiaries	5,599,362	—	—	(5,599,362)	—
Total assets	$6,180,965	$6,475,444	$281,783	$(5,749,704)	$7,188,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$75,680	$520,508	$33,879	$(131,203)	$498,864
Long-term debt, notes and convertible debentures	1,953,557	12,029	5,000	(5,000)	1,965,586
Deferred income tax liabilities	323,687	509,602	19,666	(3,417)	849,538
Other noncurrent liabilities	—	57,181	—	(10,722)	46,459
Stockholders' equity	3,828,041	5,376,124	223,238	(5,599,362)	3,828,041
Total liabilities and stockholders' equity	$6,180,965	$6,475,444	$281,783	$(5,749,704)	$7,188,488
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$101,786	$18,223	$—	$580,262
Restricted cash	—	2,336	—	—	2,336
Accounts receivable, net (including intercompany)	—	920,829	119,614	(109,129)	931,314
Inventories	—	412,081	7,297	—	419,378
Deferred income tax benefits, net-current	—	156,139	—	(2,695)	153,444
Other current assets	3,865	193,079	13,693	—	210,637
Total current assets	464,118	1,786,250	158,827	(111,824)	2,297,371
Properties and equipment, net	—	220,066	5,191	—	225,257
Goodwill	—	4,168,035	79,251	—	4,247,286
Identifiable intangible assets, net	—	232,344	6,219	—	238,563
Other noncurrent assets	77,485	100,725	6,423	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$569,623	$19,977	$(109,129)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	11,107	—	—	1,968,274
Deferred income tax liabilities	322,559	500,242	18,751	(2,695)	838,857
Other noncurrent liabilities	—	50,476	—	—	50,476
Stockholders' equity	3,795,436	5,375,972	217,183	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$3,153	$94,417	$2,847	$100,417
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(563)	—	(563)
Capital expenditures	—	(19,432)	(807)	(20,239)
Other	—	513	(1)	512
Net cash flows used in investing activities	—	(19,482)	(808)	(20,290)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(6,587)	—	—	(6,587)
Increase (decrease) in cash overdraft balance	290	(3,441)	—	(3,151)
Payments for Omnicare common stock repurchase	(22,328)	—	—	(22,328)
Dividends paid	(7,825)	—	—	(7,825)
Other	78,543	(75,699)	(1,165)	1,679
Net cash flows from (used in) financing activities	42,093	(79,140)	(1,165)	(38,212)
Net increase (decrease) in cash and cash equivalents	45,246	(4,205)	874	41,915
Less increase in cash and cash equivalents of discontinued operations	—	—	—	—
Increase (decrease) in cash and cash equivalents of continuing operations	45,246	(4,205)	874	41,915
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$505,499	$97,581	$19,097	$622,177
2011:
Cash flows from operating activities:
Net cash flows from operating activities	$2,028	$141,754	$593	$144,375
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(9,496)	—	(9,496)
Capital expenditures	—	(8,214)	(351)	(8,565)
Other	—	(1,537)	(5)	(1,542)
Net cash flows used in investing activities	—	(19,247)	(356)	(19,603)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(125,050)	—	—	(125,050)
Decrease in cash overdraft balance	(7,248)	(2,468)	—	(9,716)
Payments for Omnicare common stock repurchase	(28,748)	—	—	(28,748)
Dividends paid	(3,730)	—	—	(3,730)
Other	109,569	(110,210)	(383)	(1,024)
Net cash flows used in financing activities	(55,207)	(112,678)	(383)	(168,268)
Net increase (decrease) in cash and cash equivalents	(53,179)	9,829	(146)	(43,496)
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	236	(163)	73
Increase (decrease) in cash and cash equivalents of continuing operations	(53,179)	9,593	17	(43,569)
Cash and cash equivalents at beginning of period	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of period	$407,599	$27,191	$16,125	$450,915

Note 10 – Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2012 and December 31, 2011 for the balance sheets, as well as the three months ended March 31, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,593,068	$—	$1,593,068
Cost of sales	—	—	1,224,968	—	1,224,968
Gross profit	—	—	368,100	—	368,100
Selling, general and administrative expenses	1,003	322	198,799	—	200,124
Provision for doubtful accounts	—	—	24,431	—	24,431
Other charges	—	—	18,715	—	18,715
Operating income (loss)	(1,003)	(322)	126,155	—	124,830
Investment income (loss)	216	—	(188)	—	28
Interest expense	(30,604)	—	(258)	—	(30,862)
Income (loss) from continuing operations before income taxes	(31,391)	(322)	125,709	—	93,996
Income tax (benefit) expense	(12,086)	(124)	50,467	—	38,257
Income (loss) from continuing operations	(19,305)	(198)	75,242	—	55,739
Loss from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	75,044	—	—	(75,044)	—
Net income (loss)	$55,739	$(198)	$75,242	$(75,044)	$55,739
Comprehensive income (loss)	$55,017	$(198)	$76,386	$(75,044)	$56,161
2011:
Net sales	$—	$—	$1,525,571	$—	$1,525,571
Cost of sales	—	—	1,190,612	—	1,190,612
Gross profit	—	—	334,959	—	334,959
Selling, general and administrative expenses	3,600	346	186,220	—	190,166
Provision for doubtful accounts	—	—	24,530	—	24,530
Other charges	—	—	7,902	—	7,902
Operating income (loss)	(3,600)	(346)	116,307	—	112,361
Investment income	216	—	80	—	296
Interest expense	(34,347)	—	(331)	—	(34,678)
Income (loss) from continuing operations before income taxes	(37,731)	(346)	116,056	—	77,979
Income tax (benefit) expense	(14,172)	(130)	43,126	—	28,824
Income (loss) from continuing operations	(23,559)	(216)	72,930	—	49,155
Loss from discontinued operations	—	—	(19,851)	—	(19,851)
Equity of net income of subsidiaries	52,863	—	—	(52,863)	—
Net income (loss)	$29,304	$(216)	$53,079	$(52,863)	$29,304
Comprehensive income (loss)	$28,088	$(216)	$50,916	$(52,863)	$25,925

Note 10 – Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$505,499	$—	$116,678	$—	$622,177
Restricted cash	—	—	1,824	—	1,824
Accounts receivable, net (including intercompany)	—	130	992,792	(130)	992,792
Inventories	—	—	354,270	—	354,270
Deferred income tax benefits, net-current	—	—	152,132	—	152,132
Other current assets	4,557	—	173,268	—	177,825
Total current assets	510,056	130	1,790,964	(130)	2,301,020
Properties and equipment, net	—	17	239,910	—	239,927
Goodwill	—	—	4,241,610	—	4,241,610
Identifiable intangible assets, net	—	—	228,012	—	228,012
Other noncurrent assets	71,547	19	106,353	—	177,919
Investment in subsidiaries	5,599,362	—	—	(5,599,362)	—
Total assets	$6,180,965	$166	$6,606,849	$(5,599,492)	$7,188,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$75,680	$23	$423,291	$(130)	$498,864
Long-term debt, notes and convertible debentures	1,953,557	—	12,029	—	1,965,586
Deferred income tax liabilities	323,687	—	525,851	—	849,538
Other noncurrent liabilities	—	—	46,459	—	46,459
Stockholders' equity	3,828,041	143	5,599,219	(5,599,362)	3,828,041
Total liabilities and stockholders' equity	$6,180,965	$166	$6,606,849	$(5,599,492)	$7,188,488
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$—	$120,009	$—	$580,262
Restricted cash	—	—	2,336	—	2,336
Accounts receivable, net (including intercompany)	—	177	931,314	(177)	931,314
Inventories	—	—	419,378	—	419,378
Deferred income tax benefits, net-current	—	—	153,989	(545)	153,444
Other current assets	3,865	—	206,772	—	210,637
Total current assets	464,118	177	1,833,798	(722)	2,297,371
Properties and equipment, net	—	17	225,240	—	225,257
Goodwill	—	19	4,247,267	—	4,247,286
Identifiable intangible assets, net	—	—	238,563	—	238,563
Other noncurrent assets	77,485	—	107,148	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$82	$480,566	$(177)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	—	11,107	—	1,968,274
Deferred income tax liabilities	322,559	—	516,843	(545)	838,857
Other noncurrent liabilities	—	—	50,476	—	50,476
Stockholders' equity	3,795,436	131	5,593,024	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$3,153	$—	$97,264	$100,417
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(563)	(563)
Capital expenditures	—	—	(20,239)	(20,239)
Other	—	—	512	512
Net cash flows used in investing activities	—	—	(20,290)	(20,290)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(6,587)	—	—	(6,587)
Increase (decrease) in cash overdraft balance	290	—	(3,441)	(3,151)
Payments for Omnicare common stock repurchase	(22,328)	—	—	(22,328)
Dividends paid	(7,825)	—	—	(7,825)
Other	78,543	—	(76,864)	1,679
Net cash flows from (used in) financing activities	42,093	—	(80,305)	(38,212)
Net increase (decrease) in cash and cash equivalents	45,246	—	(3,331)	41,915
Less increase in cash and cash equivalents of discontinued operations	—	—	—	—
Increase (decrease) in cash and cash equivalents of continuing operations	45,246	—	(3,331)	41,915
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$505,499	$—	$116,678	$622,177
2011:
Cash flows from operating activities:
Net cash flows from operating activities	$2,028	$—	$142,347	$144,375
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(9,496)	(9,496)
Capital expenditures	—	—	(8,565)	(8,565)
Other	—	—	(1,542)	(1,542)
Net cash flows used in investing activities	—	—	(19,603)	(19,603)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(125,050)	—	—	(125,050)
Decrease in cash overdraft balance	(7,248)	—	(2,468)	(9,716)
Payments for Omnicare common stock repurchase	(28,748)	—	—	(28,748)
Dividends paid	(3,730)	—	—	(3,730)
Other	109,569	—	(110,593)	(1,024)
Net cash flows used in financing activities	(55,207)	—	(113,061)	(168,268)
Net increase (decrease) in cash and cash equivalents	(53,179)	—	9,683	(43,496)
Less increase in cash and cash equivalents of discontinued operations	—	—	73	73
Increase (decrease) in cash and cash equivalents of continuing operations	(53,179)	—	9,610	(43,569)
Cash and cash equivalents at beginning of period	460,778	—	33,706	494,484
Cash and cash equivalents at end of period	$407,599	$—	$43,316	$450,915

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2011, which appear in the Company's 2011 Annual Report on Form 10-K ("2011 Annual Report"). All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

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

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At March 31, 2012, LTC provided our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada and also served approximately 1.0 million beds and dispensed approximately 29.0 million prescriptions in the first quarter of 2012.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, third party logistics, patient assistance programs, specialty pharmacy and disease management for end-of-life care. Our brand support services, supply chain solutions and support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management.

In the first quarter of 2012, the Company continues to see the benefits of its heightened operational focus on customer service and through positive trends in certain of its key business metrics. Additionally, the Company’s SCG business continued its strong performance. Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions. The Company did experience a decrease in beds served in the first quarter of 2012 due primarily to the termination of several legacy accounts for collections and related issues as well as the loss of a large, low margin correctional facility customer.

Also, Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $ 256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "Existing Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "New Notes"). In connection with the issuance of the New Notes, the Company also entered into capped call transactions with a counterparty, which are intended to reduce potential dilution upon conversion of the New Notes.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and its relative position in the growing specialty care market supported by strong cash flows. Omnicare believes its business model is appropriately aligned with its customers, payors and patients; many of the factors that benefit the Company, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on the Company's key constituencies. Because of this factor, Omnicare believes it plays an important role in solving our country's healthcare cost dilemma while striving for positive patient outcomes.

For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1, the Company's 2011 Annual Report.

Regulatory Matters Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, on October 3, 2011, the Centers for Medicare & Medicaid Services (“CMS”) requested comment regarding a potential change to the regulations relating to long term care facilities' retention of consultant pharmacists. In particular, CMS was considering imposing a requirement that consultant pharmacists be “independent” of any affiliations with the long term care pharmacy that provides drugs for the facility's residents. Such a requirement, if adopted, would have precluded the Company from continuing to provide consultant pharmacist services to the facilities it serves as a dispensing pharmacy. The Company submitted comments to CMS on this proposal, stating the Company's view that CMS's stated premises for imposing this requirement were mistaken and that mandating such a change would be ill-advised. On April 2, 2012, CMS stated that it would not move forward with the proposal for “independent” consulting pharmacists at this time, but recommended that the industry take certain steps on a voluntary basis. CMS also solicited comments on a number of issues to better define the problem and frame a more comprehensive solution regarding medication management and quality in long term care facilities, to inform a potential later notice and comment rulemaking should “marked improvement in inappropriate utilization” not occur. The Company expects to submit further comments to CMS in response to its request and looks forward to working with CMS to further the goal of appropriate medication use.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for CMS's calculation of maximum reimbursement amounts under state Medicaid programs. Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid, which had generally been calculated using wholesale acquisition cost ("WAC"), will instead be calculated using average manufacturer price (“AMP”), a benchmark which has not been publicly available. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. The Company provided comments to CMS on various aspects of these releases, including the Company's assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. CMS has also released proposed regulations relating to the calculation of AMP and FULs pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FULs do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. The Company has submitted comments on these proposals. In addition, CMS has announced that it will be conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates, and the Company has submitted comments to CMS on various aspects of the proposed survey. The NADAC amounts have not yet been released.

Further, effective for the federal fiscal year 2012 which began October 1, 2011, CMS has reduced reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 11.1% compared to fiscal year 2011 levels.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation's debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to produce a budget plan before its deadline. Therefore, since no legislation was adopted to achieve deficit reduction targets, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments would be subject to sequestration, although the reductions will be capped at 2%.

There can be no assurance that these or other legislative and regulatory changes will not adversely impact the Company's results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement or increased operational costs.

Consolidated Results of Operations for the Three Months Ended March 31, 2012

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	For the three months ended March 31,
	2012	2011
Net sales	$1,593,068	$1,525,571
Operating income	124,830	112,361
Adjusted operating income (a)	143,545	120,263
Income from continuing operations	55,739	49,155
Adjusted income from continuing operations (a)	73,427	58,430

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

Net sales for the quarter were positively impacted by drug price inflation and growth in SCG. Partially offsetting these factors was the unfavorable sales impact of reductions in reimbursement coupled with competitive pricing issues and the increased availability and utilization of generic drugs. See discussion of sales and operating income results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 23.1% in the three months ended March 31, 2012, versus 22.0%, in the comparable prior year period.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, the favorable dollar effect of drug price inflation, growth in the specialty segment, as well as cost reduction and productivity improvement initiatives. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues as well as by increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.6% in the three months ended March 31, 2012 versus 12.5% in the comparable prior-year period.  Operating expenses were unfavorably impacted by increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in the Company’s non-drug purchasing program.

Interest expense was lower in 2012 than the prior-year periods primarily due to refinancing activities completed in 2011 and certain debt redemption costs recorded in 2011 associated with the early redemption of $125 million of long-term debt. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the goodwill impairment recorded in the first quarter of 2012.

Long-Term Care Group Segment

	For the three months ended March 31,
	2012	2011
Net sales	$1,296,255	$1,290,109
Operating income	$137,979	$122,490
Beds served	986	1,014
Scripts dispensed	29,045	29,031

LTC sales were favorably impacted primarily by drug price inflation, which was partially offset by reductions in reimbursement primarily relating to maximum allowable costs ("MAC") and federal upper limit changes ("FUL") coupled with competitive pricing issues related to our facilities contracts. Also unfavorably impacting sales was the increased availability and utilization of generic drugs. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to our customers, which also serves to reduce sales. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC.

Operating income in 2012 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, the favorable dollar effect of drug price inflation, as well as cost reduction and productivity improvement initiatives. Operating income was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing as well as the year-over-year impact of various "special items" further discussed at the "Special Items" section of this MD&A.

Specialty Care Group Segment

	For the three months ended March 31,
	2012	2011
Net sales	$293,260	$231,295
Operating income	$30,149	$21,295

SCG sales were positively impacted primarily by higher drug utilization, higher prescription volumes and drug price inflation coupled with increased volume in programs with drug manufacturers.  Favorable drug utilization was driven primarily from growth in the company's Multiple Sclerosis and Oncology therapies.

Operating income was favorably affected primarily by the same factors as those impacting the net sales increase.  Partially offsetting these factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three months ended March 31, 2012 and 2011 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure:

	For the three months ended March 31,
	2012	2011
Other charges (i)	$18,715	$7,902
Subtotal - operating expense Special Items	18,715	7,902
Amortization of discount on convertible notes (ii)	6,350	5,873
Debt redemption costs - net	—	1,079
Total Special Items	$25,065	$14,854
Total Special Items - aftertax (iii)	$17,688	$9,275

Operating income	$124,830	$112,361
Operating expense Special Items	18,715	7,902
Adjusted operating income	$143,545	$120,263

Income from continuing operations	$55,739	$49,155
Total Special Items - aftertax (iii)	17,688	9,275
Adjusted income from continuing operations	$73,427	$58,430

(i)	See further discussion at the “Other Charges” caption of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(ii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(iii)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the three months ended March 31, 2011, was significantly impacted by losses from the divestiture of discontinued operations.  For the three months ended March 31, 2011, CRO Services recorded an impairment loss of approximately $41 million to reduce the carrying value of the CRO Services operations to fair value. The operating loss was primarily related to the CRO Services business and was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 were $624.0 million compared with $582.6 million at December 31, 2011 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of continuing operations of $100.4 million during the three months ended March 31, 2012, compared with net cash flows from operating activities of continuing operations totaling $143.9 million during the three months ended March 31, 2011.  Compared to the same prior year period, operating cash flow was unfavorably impacted by the year-over-year change in accounts payable and accounts receivable, which was partially offset by the year-over-year change in net income and inventories.  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the three months ended March 31, 2012 and 2011 of $3.3 million and $2.9 million, respectively ($161.3 million cumulative, the recorded deferred tax liability, as of March 31, 2012).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $20.3 million and $19.2 million for the three months ended March 31, 2012 and 2011, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $0.6 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first three months of 2012, compared to $9.5 million in the prior year quarter.  Omnicare’s capital expenditures were $20.2 million for the first three months of 2012 versus $8.6 million in the 2011 quarter. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities of continuing operations was $38.2 million for the three months ended March 31, 2012 as compared to $168.3 million for the comparable prior-year period.  During the first three months of 2011, the Company redeemed $125 million of its 6.125% Senior Notes.  In the three months ended March 31, 2012, the Company repurchased approximately 0.7 million shares at an aggregate cost of approximately $22 million through its share repurchase programs, versus approximately $29 million in the three months ending March 31, 2011. In February 2012, the Company's Board of Directors increased its share repurchase authorization by $200 million until February 28, 2014. The Company had approximately $237 million of share repurchase authority remaining as of March 31, 2012.

At March 31, 2012, there were no outstanding borrowings on the Company's revolving credit facility and $438.8 million outstanding on the term loan. As of March 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 21, 2012, the Company’s Board of Directors declared a quarterly cash dividend of 7 cents per common share, for an indicated annual rate of 28 cents per common share for 2012, which is 83.6% higher than the 15.25 cents per share in dividends paid during 2011.  Further, aggregate dividends paid of $7.8 million during the three months ended March 31, 2012 were greater than those paid in the comparable prior-year period by approximately $4.1 million.

There were no known material commitments and contingencies outstanding at March 31, 2012, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

The Company is in the process of relocating the Corporate headquarters from Kentucky to Ohio in 2012.  Any costs associated with this move will be recognized as they are incurred in accordance with applicable guidance.  The savings from the relocation are expected to outweigh the costs of the move.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2012, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2011 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations	$2,361,250	$22,500	$45,000	$371,250	$1,922,500
Capital lease obligations	16,419	4,390	8,821	3,208	—
Operating lease obligations	140,318	30,895	54,003	27,603	27,817
Purchase obligations	38,387	33,791	4,596	—	—
Other current obligations	243,252	243,252	—	—	—
Other long-term obligations	46,459	—	32,833	5,579	8,047
Subtotal	2,846,085	334,828	145,253	407,640	1,958,364
Future interest costs relating to debt
and capital lease obligations	1,211,745	89,353	178,032	170,715	773,645
Total contractual cash obligations	$4,057,830	$424,181	$323,285	$578,355	$2,732,009

As of March 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the three months ended March 31, 2012, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2011 Annual Report.

Critical Accounting Policies

The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s 2011 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of March 31, 2012 was $334.7 million, compared with $358.7 million at December 31, 2011.  The allowance for doubtful accounts represented 25.2% and 27.8% of gross receivables (net of contractual allowance adjustments) as of March 31, 2012 and December 31, 2011, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of March 31, 2012 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $13.3 million.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions on favorable terms or at all; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; changes in tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; and costs to comply with the Company’s Corporate Integrity Agreement. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $439 million outstanding under the variable-rate Senior Term Loan, due 2016, at an interest rate of 2.50% at March 31, 2012 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.4 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during

2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which hedge against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 5.00% at March 31, 2012 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

For information regarding the fair value of the Company’s fixed-rate debt facilities, see the "Fair Value" section of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in Omnicare’s 2011 Annual Report.

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item I of this Filing and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in Omnicare’s 2011 Annual Report.

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors previously disclosed in Part I, Item 1A of Omnicare’s 2011 Annual Report on Form 10-K (“2011 Annual Report”).  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2., of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2011 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended March 31, 2012 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1 - 31, 2012	32	$34.54	—	$58,931
February 1 - 29, 2012	2	33.21	—	258,931
March 1 - 31, 2012	665	34.36	650	236,603
Total	699	$34.36	650	$236,603

(a) During the first quarter of 2012, the Company purchased 49 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012.  On February 21, 2012, the BOD increased the share repurchase authorization by another $200 million until February 28, 2014. In the three months ended March 31, 2012, the Company repurchased approximately 0.7 million shares at an aggregate cost of approximately $22 million, for a cumulative amount of approximately 9.8 million shares and approximately $263 million through March 31, 2012.  Accordingly, the Company had approximately $237 million of combined share repurchase authority remaining as of March 31, 2012.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	April 26, 2012	By:	/s/John L. Workman
John L. Workman President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(4.1)	Eighth Supplemental Indenture among Omnicare, Inc., the guarantors party thereto and U.S. Bank National Association (as successor to SunTrust Bank), as Trustee	Form 8-K March 29, 2012
(4.2)	Form of 3.75% Convertible Senior Subordinated Note due 2042 (included in Exhibit 4.1)	Form 8-K March 29, 2012
(10.1)	Form of Exchange Agreement relating to the exchange of the Company's 3.75% Convertible Senior Subordinated Notes due 2025 for 3.75% Convertible Senior Subordinated Notes due 2042	Form 8-K March 29, 2012
(10.2)	Form of Performance Restricted Stock Unit Award Agreement **	Filed Herewith
(10.3)	Form of Stock Option Award Agreement **	Filed Herewith
(10.4)	Form of Restricted Stock Award Agreement (Officers) **	Filed Herewith
(10.5)	Form of Restricted Stock Award Agreement (Employees other than Officers) **	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
** Indicates management contract or compensatory arrangement.