Form 10-Q
period 2012-06-30
OMNICARE INC
filed 2012-07-25
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8269

OMNICARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	31-1001351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

OMNICARE, INC.
900 OMNICARE CENTER
201 E. FOURTH STREET
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	111,548,672	June 30, 2012

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2012

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$1,536,027	$1,555,906	$3,129,095	$3,081,477
Cost of sales	1,168,681	1,219,513	2,393,649	2,410,124
Gross profit	367,346	336,393	735,446	671,353
Selling, general and administrative expenses	201,878	192,474	402,002	382,641
Provision for doubtful accounts	24,078	24,357	48,509	48,887
Settlement, litigation and other related charges	26,093	19,816	33,296	25,829
Other charges	49,209	2,332	60,721	4,221
Operating income	66,088	97,414	190,918	209,775
Interest expense, net of investment income	(35,574)	(33,730)	(66,408)	(68,112)
Income from continuing operations before income taxes	30,514	63,684	124,510	141,663
Income tax expense	11,822	27,403	50,079	56,227
Income from continuing operations	18,692	36,281	74,431	85,436
Loss from discontinued operations	—	(37,728)	—	(57,579)
Net income (loss)	$18,692	$(1,447)	$74,431	$27,857

Earnings (loss) per common share - Basic:
Continuing operations	$0.17	$0.32	$0.67	$0.75
Discontinued operations	—	(0.33)	—	(0.51)
Net income (loss)	$0.17	$(0.01)	$0.67	$0.24

Earnings (loss) per common share - Diluted:
Continuing operations	$0.17	$0.32	$0.65	$0.74
Discontinued operations	—	(0.33)	—	(0.50)
Net income (loss)	$0.17	$(0.01)	$0.65	$0.24

Dividends per common share	$0.07	$0.04	$0.14	$0.0725

Weighted average number of common shares outstanding:
Basic	110,580	113,487	111,033	113,806
Diluted	113,472	114,701	114,987	115,081

Comprehensive income (loss)	$17,003	$(981)	$73,164	$24,944

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$564,479	$580,262
Restricted cash	2,922	2,336
Accounts receivable, less allowances of $287,909 (2011-$358,713)	931,411	931,314
Inventories	350,896	419,378
Deferred income tax benefits	152,750	153,444
Other current assets	209,064	210,637
Total current assets	2,211,522	2,297,371
Properties and equipment, at cost less accumulated depreciation of $322,528 (2011-$299,900)	256,964	225,257
Goodwill	4,243,356	4,250,579
Identifiable intangible assets, less accumulated amortization of $255,992 (2011-$246,200)	213,530	235,270
Other noncurrent assets	186,294	184,633
Total noncurrent assets	4,900,144	4,895,739
Total assets	$7,111,666	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,773	$273,768
Accrued employee compensation	66,864	61,019
Current debt	27,300	26,447
Other current liabilities	177,530	178,833
Total current liabilities	482,467	540,067
Long-term debt, notes and convertible debentures	2,024,169	1,968,274
Deferred income tax liabilities	872,827	838,857
Other noncurrent liabilities	45,117	50,476
Total noncurrent liabilities	2,942,113	2,857,607
Total liabilities	3,424,580	3,397,674
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 132,474,000 shares issued (2011-131,756,500 shares issued)	132,474	131,757
Paid-in capital	2,414,524	2,488,941
Retained earnings	1,710,619	1,651,829
Treasury stock, at cost-20,925,300 shares (2011-18,132,600 shares)	(576,296)	(484,123)
Accumulated other comprehensive income	5,765	7,032
Total stockholders' equity	3,687,086	3,795,436
Total liabilities and stockholders' equity	$7,111,666	$7,193,110

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$74,431	$27,857
Loss from discontinued operations	—	57,579
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,478	23,935
Amortization	42,826	40,630
Debt redemption loss and costs, net	35,092	(1,266)
Other operating activities	35,261	(38,161)
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Inventories	68,535	62,750
Current and noncurrent assets	6,821	120,370
Accounts payable	(66,829)	(12,819)
Net cash flows from operating activities of continuing operations	220,615	280,875
Net cash flows from operating activities of discontinued operations	—	420
Net cash flows from operating activities	220,615	281,295
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(568)	(19,521)
Divestiture of businesses, net	—	10,599
Capital expenditures	(46,435)	(18,223)
Other	(586)	(2,516)
Net cash flows used in investing activities of continuing operations	(47,589)	(29,661)
Net cash flows used in investing activities of discontinued operations	—	(413)
Net cash flows used in investing activities	(47,589)	(30,074)
Cash flows from financing activities:
Payments on term loans	(11,250)	—
Payments on long-term borrowings and obligations	(26,046)	(175,664)
Capped call transaction	(48,126)	—
Payments for Omnicare common stock repurchases	(80,307)	(70,061)
Dividends paid	(15,521)	(8,258)
Other	(7,559)	29,895
Net cash flows used in financing activities	(188,809)	(224,088)
Net (decrease) increase in cash and cash equivalents	(15,783)	27,133
Less increase in cash and cash equivalents of discontinued operations	—	7
(Decrease) increase in cash and cash equivalents of continuing operations	(15,783)	27,126
Cash and cash equivalents at beginning of period	580,262	494,484
Cash and cash equivalents at end of period	$564,479	$521,610

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Note 1 – Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2011 Annual Report on Form 10-K ("2011 Annual Report"), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2011 Annual Report and any related updates included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $5.4 million and $8.9 million for the three and six months ended June 30, 2012, respectively, and approximately $5.3 million and $10.3 million for the three and six months ended June 30, 2011, respectively.

Accounts Receivable
The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

June 30, 2012	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$261,913	$181,181	$443,094
Facility payors	393,128	184,458	577,586
Private Pay payors	71,827	126,813	198,640
Total gross accounts receivable	$726,868	$492,452	$1,219,320
December 31, 2011
Medicare (Part D and Part B), Medicaid and Third-Party payors	$257,782	$199,303	$457,085
Facility payors	387,509	204,419	591,928
Private Pay payors	85,934	155,080	241,014
Total gross accounts receivable	$731,225	$558,802	$1,290,027

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances by component and in the aggregate, follow (in thousands):

	June 30, 2012	December 31, 2011
Cumulative foreign currency translation adjustments	$7,795	$8,338
Unrealized loss on fair value of investments	(279)	(277)
Pension and postemployment benefits	(1,751)	(1,029)
Total accumulated other comprehensive income, net	$5,765	$7,032

The amounts are net of applicable tax benefits which were not material at June 30, 2012 and December 31, 2011.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2012
7.75% interest rate swap agreements - fair value hedge	$44,588	$—	$44,588	$—
Derivatives	—	—	—	—
Total	$44,588	$—	$44,588	$—
December 31, 2011
7.75% interest rate swap agreement - fair value hedge	$35,473	$—	$35,473	$—
Derivatives	—	—	—	—
Total	$35,473	$—	$35,473	$—

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices in an active market (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	June 30, 2012		December 31, 2011
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$550,000	$609,100	$550,000	$591,300
3.75% convertible senior subordinated notes, due 2025
Carrying value	202,206	—	361,345	—
Unamortized debt discount	115,848	—	213,655	—
Principal amount	318,054	419,800	575,000	816,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	204,945	—	203,675	—
Unamortized debt discount	140,055	—	141,325	—
Principal amount	345,000	297,800	345,000	318,800
3.25% convertible senior debentures, due 2035
Carrying value	370,534	—	384,799	—
Unamortized debt discount	56,966	—	67,701	—
Principal amount	427,500	415,200	452,500	404,600
3.75% convertible senior subordinated notes, due 2042
Carrying value	228,801	—	—	—
Unamortized debt discount	161,199	—	—	—
Principal amount	390,000	372,000	—	—

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the goodwill impairment recorded in the first quarter of 2012.

Other charges

Other Charges consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Acquisition and other related costs	$1,117	$2,332	$4,226	$4,221
Goodwill impairment	—	—	5,903	—
Separation costs	13,000	—	15,500	—
Debt related costs	35,092	—	35,092	—
Total - other charges	$49,209	$2,332	$60,721	$4,221

Separation Costs

On June 10, 2012, the Company's Chief Executive Officer ("CEO") resigned including as a member of the Board of Directors of the Company, effective immediately. The Company and the CEO entered into a Separation Agreement, dated June 10, 2012. In the three and six months ended June 30, 2012, the Company recorded charges of approximately $13.0 million and $15.5 million related to separation related costs with the CEO and other former executives. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Common Stock Repurchase Program

In the six months ended June 30, 2012, the Company repurchased approximately 2.4 million shares through authorized share repurchase programs at an aggregate cost of approximately $80 million, for a cumulative amount of approximately 11.6 million shares repurchased at an aggregate cost of approximately $321 million through June 30, 2012.  The Company had approximately $179 million of combined share repurchase authority remaining as of June 30, 2012.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 – Discontinued Operations

In 2011, the Company completed the divestiture of certain home healthcare and related ancillary businesses (“the Disposal Group”) that were non-strategic in nature and its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined they were no longer a good strategic fit within the Company’s portfolio of assets.  The Company did not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare. Also in 2011, the Company completed the divestiture of its Contract Research Services organization (“CRO Services”). For the three and six months ended June 30, 2011, the Company recorded a combined pretax impairment loss of approximately $16 million and $57 million to reduce the carrying value of the CRO Services and Tidewater operations to fair value based on the final terms of the divestiture.

Selected financial information related to the discontinued operations follows (in thousands):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Net sales from discontinued operations	$13,300	$47,832
Loss from operations - pretax	(3,302)	(6,076)

Loss from operations - aftertax	(1,969)	(3,698)
Impairment loss on discontinued operations - aftertax	(35,759)	(53,881)
Loss from discontinued operations	$(37,728)	$(57,579)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2011	$3,571,951	$678,628	$4,250,579

Impairment losses	(5,903)	—	(5,903)
Other	$(1,320)	$—	$(1,320)

Goodwill	3,570,631	678,628	4,249,259
Accumulated impairment losses	(5,903)	—	(5,903)
Goodwill, net of impairment as of June 30, 2012	$3,564,728	$678,628	$4,243,356

On April 2, 2012, Omnicare signed a letter of intent (“LOI”) with a third party to sell the Company's Canadian Pharmacy, which expired in the second quarter. On June 8, 2012, the Company entered into a substantially similar LOI with a new third party. In the six months ended June 30, 2012, the Company recorded an impairment loss, reflected in "Other charges" on the Consolidated Statements of Comprehensive Income, of approximately $6 million to reduce the Canadian Pharmacy to fair value based on the terms of the LOI.

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions.

The Company’s intangible amortization expense for the three and six months ended June 30, 2012 was approximately $11 million and $22 million, respectively, and was approximately $10 million and $20 million for the three and six months ended June 30, 2011, respectively.

Note 5 – Debt

A summary of debt follows (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$—	$—
Senior term loan, due 2016	433,125	444,375
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	318,054	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	452,500
3.75% convertible senior subordinated notes, due 2042	390,000	—
Capitalized lease and other debt obligations	17,270	15,054
Subtotal	2,480,949	2,381,929
Add interest rate swap agreements	44,588	35,473
(Subtract) unamortized debt discount	(474,068)	(422,681)
(Subtract) current portion of debt	(27,300)	(26,447)
Total long-term debt, net	$2,024,169	$1,968,274

At June 30, 2012, there was no outstanding balance under the Company’s revolving credit facility and $433.1 million in loans outstanding under the term loan.  The interest rate on the term loan was approximately 2.50% at June 30, 2012. As of June 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the interest rate swap agreements was 5.00% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $550 million at June 30, 2012 .

The Company amortized to expense approximately $1.5 million and $1.4 million of deferred debt issuance costs during the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $2.8 million during the six months ended June 30, 2012 and 2011, respectively. Interest expense for the three and six month 2012 periods includes approximately $4 million in debt redemption costs associated with the April 3, 2012 debt exchange described below and the second quarter of 2012 redemption of $25 million of its 3.25% convertible senior debentures, due 2035. The three and six month 2011 periods included approximately $0.2 million and $1.3 million, respectively, in debt redemption costs associated with the Company's redemption of approximately $175 million aggregate principal amount of its 6.125% Senior Subordinated Notes, due 2013.

Debt exchange
Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). The 2042 Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

The 2042 Notes mature in April 2042 and will pay interest semiannually at a rate of 3.75% per year. Commencing with the interest period beginning April 1, 2019, the 2042 Notes will also pay contingent interest under certain circumstances based on their then current trading price. The 2042 Notes are convertible, upon certain circumstances, into cash and, if applicable, shares of Omnicare common stock. The 2042 Notes have an initial conversion rate of 24.09639 shares of common stock per $1,000 original principal amount of notes (subject to adjustment in certain events). This is equivalent to an initial conversion price of approximately $41.50 per share.

Under certain circumstances, the Company has the right to redeem the 2042 Notes on or before April 1, 2016 by paying a coupon make-whole amount plus accrued but unpaid interest. After April 1, 2016 the Company may, as its option, redeem the 2042 Notes by paying par plus accrued but unpaid interest. In addition, holders may require the Company to repurchase all or part of their 2042 Notes upon a fundamental change (as defined in the indenture governing the 2042 Notes) at a cash repurchase price equal to par plus accrued but unpaid interest.

In connection with the issuance of the 2042 Notes, the Company also entered into capped call transactions with a counterparty. The capped calls are subject to adjustment or termination upon the occurrence of specified events affecting the Company and are subject to additional disruption events that may give rise to termination. The capped call transactions are intended to reduce potential economic dilution upon conversion of the 2042 Notes.

The Company recognized a non-cash loss on the debt exchange of approximately $35 million in the three and six months ended June 30, 2012 which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income.

The Company has four convertible securities, its 2025 Notes, the Series B 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”), its 3.25% convertible senior debentures, due 2035 (with optional repurchase right of holders, at par, on December 15, 2015) (the “3.25% Convertible Debentures”) and the 2042 Notes.  Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity components in a manner that reflects the entity’s calculated nonconvertible debt borrowing rate when the debt was issued.  The carrying amounts of the Company’s convertible debt and related equity balances, are as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying value of equity component	$585,928	$619,223
Principal amount of convertible debt	$1,480,554	$1,372,500
Unamortized debt discount	(474,068)	(422,681)
Net carrying value of convertible debt	$1,006,486	$949,819

As of June 30, 2012, the remaining amortization period for the debt discount was approximately 13.50, 21.00, 3.50 and 29.75 years for the 2025 Notes, 4.00% Convertible Debentures, 3.25% Convertible Debentures and 2042 Notes, respectively.

The effective interest rates for the liability components of the 2025 Notes, 4.00% Convertible Debentures, 3.25% Convertible Debentures and 2042 Notes were 8.25%, 8.01%, 7.625% and 7.11%, respectively, for the period ended June 30, 2012.

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,
2012:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$18,692		$0.17
Loss from discontinued operations	—		—
Net income	18,692	110,580	$0.17
Effect of Dilutive Securities
Convertible securities	72	2,309
Stock options, warrants, units and awards	—	583
Diluted EPS
Income from continuing operations plus assumed conversions	18,764		$0.17
Loss from discontinued operations	—		—
Net income plus assumed conversions	$18,764	113,472	$0.17
2011:
Basic EPS
Income from continuing operations	$36,281		$0.32
Loss from discontinued operations	(37,728)		(0.33)
Net loss	(1,447)	113,487	$(0.01)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	72	275
Stock options, warrants, units and awards	—	939
Diluted EPS
Income from continuing operations plus assumed conversions	36,353		$0.32
Loss from discontinued operations	(37,728)		(0.33)
Net loss plus assumed conversions	$(1,375)	114,701	$(0.01)

	Six months ended June 30,
2012:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$74,431		$0.67
Loss from discontinued operations	—		—
Net income	74,431	111,033	$0.67
Effect of Dilutive Securities
Convertible securities	143	3,314
Stock options, warrants, units and awards	—	640
Diluted EPS
Income from continuing operations plus assumed conversions	74,574		$0.65
Loss from discontinued operations	—		—
Net income plus assumed conversions	$74,574	114,987	$0.65
2011:
Basic EPS
Income from continuing operations	$85,436		$0.75
Loss from discontinued operations	(57,579)		(0.51)
Net income	27,857	113,806	$0.24
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	144	275
Stock options, warrants, units and awards	—	1,000
Diluted EPS
Income from continuing operations plus assumed conversions	85,580		$0.74
Loss from discontinued operations	(57,579)		(0.50)
Net income plus assumed conversions	$28,001	115,081	$0.24

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds $27.36, $40.82, $79.26 and $41.50 for the 2025 Notes, 4.00% Convertible Debentures, 3.25% Convertible Debentures and 2042 Notes, respectively.

Weighted average shares outstanding, assuming dilution, excludes the impact of 2.3 million and 2.6 million stock options, warrants and awards for the three and six months ended June 30, 2012, respectively, and 2.3 million and 2.4 million for the three and six months ended June 30, 2011, respectively, due to the exercise prices of these stock options, warrants and awards being greater than the average fair market value of our common stock during the period.

Note 7 – Restructuring and Other Related Charges

Company-wide Reorganization Program:

During 2010, the Company initiated a “Company-wide Reorganization Program” (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program is anticipated to be completed by the end of 2012 with the completion of the relocation of the Corporate office in the third quarter of 2012 and is currently estimated to result in restructuring and other related charges of approximately $13 million, the majority of which is anticipated to be incurred in the LTC and Corporate/Other segments, and is largely related to severance, employment agreement buyout and lease termination costs.

As of June 30, 2012, the Company has made cumulative payments of approximately $3.0 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $0.4 million at December 31, 2011, of which approximately $0.3 million was utilized in the six months ended June 30, 2012.  The remaining liabilities of $0.1 million at June 30, 2012 represent amounts not yet paid relating to actions taken in connection with the program (primarily severance and employment agreement buy-outs) and will be settled as these matters are finalized.

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

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the United States District Court for the Eastern District of Kentucky, alleging violations of federal securities law in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The Court has appointed lead counsel and a consolidated amended complaint was filed on May 11, 2012. The Company filed a motion to dismiss on July 16, 2012. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On October 29, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon's drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it has declined to intervene in this action. The Company filed a motion to dismiss the complaint on July 7, 2011. The Court denied the Company's motion to dismiss on June 1, 2012. The Company filed a motion for reconsideration or, in the alternative certification under 28 U.S.C. § 1292(b) on July 2,

2012. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action if pursued.

The Drug Enforcement Administration ("DEA") investigated alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company's pharmacies in Ohio and the United States Attorney's Office, Northern District of Ohio ("AUSA"), conducted an investigation relating to this matter. The AUSA conducted a criminal investigation of several current and former employees in connection with the DEA audits. The Company recorded a provision for this matter in the quarters ended December 31 and June 30, 2011 and December 31, 2010. On May 10, 2012, the Company agreed to a nationwide settlement of all matters subject to the DEA investigation in exchange for a payment of $50 million. The settlement included a release of all Omnicare owned pharmacies, all Omnicare joint venture pharmacies, and all present and former directors, officers, and employees from any civil penalty claim, or any administrative action, including denial, suspension, or revocation of any DEA registration, related to the subject matter of the investigation. The Company and current and former employees are no longer the subject of a criminal investigation by the AUSA in connection with the DEA audits.

The United States Department of Justice, through the United States Attorney's Office for the Western District of Virginia, is investigating whether the Company's activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

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

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action. The complaint was brought by Adam Resnick and Maureen Nehls as private party “qui tam relators” on behalf of the federal government and two state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes. On December 1, 2010, Resnick filed a motion to withdraw as a relator, which the court granted on December 14, 2010. The Company recorded a provision for this matter in the quarter ended June 30, 2012.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. On November 1, 2010, the Company filed a motion to dismiss the lawsuit. Relator responded and conceded to dismissal of one of the counts. On July 7, 2011, the court granted the Company's motion in part and denied it in part. The court granted the motion as to the allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations and submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations; the court dismissed those counts without prejudice. The court denied the Company's motion as to the allegations that the Company violated certain FDA regulations regarding the storage and handling of a particular drug and retaliated against Relator. On September 15, 2011, Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator filed a response in opposition to that motion. On April 24, 2012, the court granted Omnicare's motion to dismiss without prejudice all claims except the retaliatory discharge claim. On May 29, 2012, Relator filed a Second Amended Complaint. The Company filed a motion to dismiss on June 28, 2012. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in July 2009. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety, which has now been fully briefed. The Court held oral argument on the Company's motion to dismiss on June 28, 2012. The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.

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

The three and six months ended June 30, 2012 included charges of $26.1 million and $33.3 million, respectively, and approximately $19.8 million and $25.8 million for the three and six months ended June 30, 2011, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states and a qui tam lawsuit, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income.

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

Note 9 – Segment Information

The Company is organized in two operating segments, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"). These segments are based on the operations of the underlying businesses and the customers they serve. The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services and medical supplies. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides specialty pharmacy, key commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

	For the three months ended June 30,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,202,801	$330,137	$3,089	$1,536,027
Depreciation and amortization expense	(17,556)	(4,083)	(13,204)	(34,843)
Operating income (loss) from continuing operations	122,801	31,671	(88,384)	66,088
2011:
Net sales	$1,289,426	$262,657	$3,823	$1,555,906
Depreciation and amortization expense	(15,580)	(4,200)	(12,975)	(32,755)
Operating income (loss) from continuing operations	107,781	24,535	(34,902)	97,414

	For the six months ended June 30,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$2,499,056	$623,397	$6,642	$3,129,095
Depreciation and amortization expense	(34,190)	(8,059)	(25,055)	(67,304)
Operating income (loss) from continuing operations	260,780	61,820	(131,682)	190,918
2011:
Net sales	$2,579,535	$493,952	$7,990	$3,081,477
Depreciation and amortization expense	(31,492)	(8,505)	(24,568)	(64,565)
Operating income (loss) from continuing operations	230,271	45,830	(66,326)	209,775

Note 10 – Guarantor Subsidiaries

The Company’s 7.75% Senior Subordinated Notes due 2020, 2025 Notes and 2042 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011 for the balance sheets, as well as the three and six months ended June 30, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows for the six months ended June 30, 2012 and 2011.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,501,324	$34,703	$—	$1,536,027
Cost of sales	—	1,146,567	22,114	—	1,168,681
Gross profit	—	354,757	12,589	—	367,346
Selling, general and administrative expenses	1,119	194,618	6,141	—	201,878
Provision for doubtful accounts	—	23,619	459	—	24,078
Settlement, litigation and other related charges	—	26,093	—	—	26,093
Other charges	35,092	14,117	—	—	49,209
Operating income (loss)	(36,211)	96,310	5,989	—	66,088
Interest expense, net of investment income	(35,133)	(255)	(186)	—	(35,574)
Income (loss) from continuing operations before income taxes	(71,344)	96,055	5,803	—	30,514
Income tax (benefit) expense	(27,570)	37,152	2,240	—	11,822
Income (loss) from continuing operations	(43,774)	58,903	3,563	—	18,692
Equity of net income of subsidiaries	62,466	—	—	(62,466)	—
Net income	$18,692	$58,903	$3,563	$(62,466)	$18,692
Comprehensive Income	$17,003	$58,903	$1,876	$(60,779)	$17,003
2011:
Net sales	$—	$1,523,824	$32,082	$—	$1,555,906
Cost of sales	—	1,197,232	22,281	—	1,219,513
Gross profit	—	326,592	9,801	—	336,393
Selling, general and administrative expenses	2,307	185,164	5,003	—	192,474
Provision for doubtful accounts	—	23,881	476	—	24,357
Settlement, litigation and other related charges	—	19,816	—	—	19,816
Other charges	—	2,332	—	—	2,332
Operating income (loss)	(2,307)	95,399	4,322	—	97,414
Interest expense, net of investment income	(33,563)	(167)	—	—	(33,730)
Income (loss) from continuing operations before income taxes	(35,870)	95,232	4,322	—	63,684
Income tax (benefit) expense	(13,443)	39,158	1,688	—	27,403
Income (loss) from continuing operations	(22,427)	56,074	2,634	—	36,281
Loss from discontinued operations	—	(36,297)	(1,431)	—	(37,728)
Equity of net income of subsidiaries	20,980	—	—	(20,980)	—
Net income (loss)	$(1,447)	$19,777	$1,203	$(20,980)	$(1,447)
Comprehensive Income (loss)	$(981)	$19,777	$1,735	$(21,512)	$(981)

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Six months ended June 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$3,058,727	$70,368	$—	$3,129,095
Cost of sales	—	2,347,716	45,933	—	2,393,649
Gross profit	—	711,011	24,435	—	735,446
Selling, general and administrative expenses	2,122	383,341	16,539	—	402,002
Provision for doubtful accounts	—	47,585	924	—	48,509
Settlement, litigation and other related charges	—	33,296	—	—	33,296
Other charges	35,092	25,629	—	—	60,721
Operating income (loss)	(37,214)	221,160	6,972	—	190,918
Interest expense, net of investment income	(65,521)	(538)	(349)	—	(66,408)
Income (loss) from continuing operations before income taxes	(102,735)	220,622	6,623	—	124,510
Income tax (benefit) expense	(39,656)	84,907	4,828	—	50,079
Income (loss) from continuing operations	(63,079)	135,715	1,795	—	74,431
Equity of net income of subsidiaries	137,510	—	—	(137,510)	—
Net income	$74,431	$135,715	$1,795	$(137,510)	$74,431
Comprehensive Income	$73,164	$135,715	$1,252	$(136,967)	$73,164
2011:
Net sales	$—	$3,016,728	$64,749	$—	$3,081,477
Cost of sales	—	2,365,369	44,755	—	2,410,124
Gross profit	—	651,359	19,994	—	671,353
Selling, general and administrative expenses	5,907	367,964	8,770	—	382,641
Provision for doubtful accounts	—	47,932	955	—	48,887
Settlement, litigation and other related charges	—	25,829	—	—	25,829
Other charges	—	4,221	—	—	4,221
Operating income (loss)	(5,907)	205,413	10,269	—	209,775
Interest expense, net of investment income	(67,694)	(412)	(6)	—	(68,112)
Income (loss) from continuing operations before income taxes	(73,601)	205,001	10,263	—	141,663
Income tax (benefit) expense	(27,615)	79,870	3,972	—	56,227
Income (loss) from continuing operations	(45,986)	125,131	6,291	—	85,436
Loss from discontinued operations	—	(55,032)	(2,547)	—	(57,579)
Equity of net income of subsidiaries	73,843	—	—	(73,843)	—
Net income	$27,857	$70,099	$3,744	$(73,843)	$27,857
Comprehensive Income	$24,944	$70,099	$2,113	$(72,212)	$24,944

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$445,237	$100,036	$19,206	$—	$564,479
Restricted cash	—	2,922	—	—	2,922
Accounts receivable, net (including intercompany)	—	920,921	138,961	(128,471)	931,411
Inventories	—	344,482	6,414	—	350,896
Deferred income tax benefits, net-current	—	156,541	—	(3,791)	152,750
Other current assets	4,672	198,948	15,969	(10,525)	209,064
Total current assets	449,909	1,723,850	180,550	(142,787)	2,211,522
Properties and equipment, net	—	248,760	8,204	—	256,964
Goodwill	—	4,170,375	72,981	—	4,243,356
Identifiable intangible assets, net	—	207,430	6,100	—	213,530
Other noncurrent assets	82,797	99,140	20,746	(16,389)	186,294
Investment in subsidiaries	5,575,281	—	—	(5,575,281)	—
Total assets	$6,107,987	$6,449,555	$288,581	$(5,734,457)	$7,111,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$63,714	$521,362	$36,387	$(138,996)	$482,467
Long-term debt, notes and convertible debentures	2,011,697	12,472	5,000	(5,000)	2,024,169
Deferred income tax liabilities	345,490	511,022	20,106	(3,791)	872,827
Other noncurrent liabilities	—	56,506	—	(11,389)	45,117
Stockholders' equity	3,687,086	5,348,193	227,088	(5,575,281)	3,687,086
Total liabilities and stockholders' equity	$6,107,987	$6,449,555	$288,581	$(5,734,457)	$7,111,666
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$101,786	$18,223	$—	$580,262
Restricted cash	—	2,336	—	—	2,336
Accounts receivable, net (including intercompany)	—	920,829	119,614	(109,129)	931,314
Inventories	—	412,081	7,297	—	419,378
Deferred income tax benefits, net-current	—	156,139	—	(2,695)	153,444
Other current assets	3,865	193,079	13,693	—	210,637
Total current assets	464,118	1,786,250	158,827	(111,824)	2,297,371
Properties and equipment, net	—	220,066	5,191	—	225,257
Goodwill	—	4,171,328	79,251	—	4,250,579
Identifiable intangible assets, net	—	229,051	6,219	—	235,270
Other noncurrent assets	77,485	100,725	6,423	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$569,623	$19,977	$(109,129)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	11,107	—	—	1,968,274
Deferred income tax liabilities	322,559	500,242	18,751	(2,695)	838,857
Other noncurrent liabilities	—	50,476	—	—	50,476
Stockholders' equity	3,795,436	5,375,972	217,183	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,150)	$260,896	$1,869	$220,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(568)	—	(568)
Capital expenditures	—	(45,290)	(1,145)	(46,435)
Other	—	(1,085)	499	(586)
Net cash flows used in investing activities	—	(46,943)	(646)	(47,589)
Cash flows from financing activities:
Payments on term loans	(11,250)	—	—	(11,250)
Payments on long-term borrowings and obligations	(26,046)	—	—	(26,046)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(80,307)	—	—	(80,307)
Dividends paid	(15,521)	—	—	(15,521)
Other	208,384	(215,703)	(240)	(7,559)
Net cash flows from (used in) financing activities	27,134	(215,703)	(240)	(188,809)
Net increase (decrease) in cash and cash equivalents	(15,016)	(1,750)	983	(15,783)
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$445,237	$100,036	$19,206	$564,479
2011:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(52,090)	$330,115	$3,270	$281,295
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(19,521)	—	(19,521)
Divestiture of business, net	—	10,599	—	10,599
Capital expenditures	—	(17,042)	(1,181)	(18,223)
Other	—	(2,923)	(6)	(2,929)
Net cash flows used in investing activities	—	(28,887)	(1,187)	(30,074)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(175,664)	—	—	(175,664)
Payments for Omnicare common stock repurchases	(70,061)	—	—	(70,061)
Dividends paid	(8,258)	—	—	(8,258)
Other	312,637	(281,871)	(871)	29,895
Net cash flows from (used in) financing activities	58,654	(281,871)	(871)	(224,088)
Net increase in cash and cash equivalents	6,564	19,357	1,212	27,133
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	9	(2)	7
Increase in cash and cash equivalents of continuing operations	6,564	19,348	1,214	27,126
Cash and cash equivalents at beginning of period	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of period	$467,342	$36,946	$17,322	$521,610

Note 10 – Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2012 and December 31, 2011 for the balance sheets, as well as the three and six months ended June 30, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows for the six months ended June 30, 2012 and 2011.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,536,027	$—	$1,536,027
Cost of sales	—	—	1,168,681	—	1,168,681
Gross profit	—	—	367,346	—	367,346
Selling, general and administrative expenses	1,119	346	200,413	—	201,878
Provision for doubtful accounts	—	—	24,078	—	24,078
Settlement, litigation and other related charges	—	—	26,093	—	26,093
Other charges	35,092	—	14,117	—	49,209
Operating income (loss)	(36,211)	(346)	102,645	—	66,088
Interest expense, net of investment income	(35,133)	—	(441)	—	(35,574)
Income (loss) from continuing operations before income taxes	(71,344)	(346)	102,204	—	30,514
Income tax (benefit) expense	(27,570)	(134)	39,526	—	11,822
Income (loss) from continuing operations	(43,774)	(212)	62,678	—	18,692
Equity of net income of subsidiaries	62,466	—	—	(62,466)	—
Net income (loss)	$18,692	$(212)	$62,678	$(62,466)	$18,692
Comprehensive Income (loss)	$17,003	$(212)	$60,991	$(60,779)	$17,003
2011:
Net sales	$—	$—	$1,555,906	$—	$1,555,906
Cost of sales	—	—	1,219,513	—	1,219,513
Gross profit	—	—	336,393	—	336,393
Selling, general and administrative expenses	2,307	323	189,844	—	192,474
Provision for doubtful accounts	—	—	24,357	—	24,357
Settlement, litigation and other related charges	—	—	19,816	—	19,816
Other charges	—	—	2,332	—	2,332
Operating income (loss)	(2,307)	(323)	100,044	—	97,414
Interest expense, net of investment income	(33,563)	—	(167)	—	(33,730)
Income (loss) from continuing operations before income taxes	(35,870)	(323)	99,877	—	63,684
Income tax (benefit) expense	(13,443)	(121)	40,967	—	27,403
Income (loss) from continuing operations	(22,427)	(202)	58,910	—	36,281
Loss from discontinued operations	—	—	(37,728)	—	(37,728)
Equity of net income of subsidiaries	20,980	—	—	(20,980)	—
Net income (loss)	$(1,447)	$(202)	$21,182	$(20,980)	$(1,447)
Comprehensive Income (loss)	$(981)	$(202)	$21,714	$(21,512)	$(981)

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Six months ended June 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$3,129,095	$—	$3,129,095
Cost of sales	—	—	2,393,649	—	2,393,649
Gross profit	—	—	735,446	—	735,446
Selling, general and administrative expenses	2,122	668	399,212	—	402,002
Provision for doubtful accounts	—	—	48,509	—	48,509
Settlement, litigation and other related charges	—	—	33,296	—	33,296
Other charges	35,092	—	25,629	—	60,721
Operating income (loss)	(37,214)	(668)	228,800	—	190,918
Interest expense, net of investment income	(65,521)	—	(887)	—	(66,408)
Income (loss) from continuing operations before income taxes	(102,735)	(668)	227,913	—	124,510
Income tax (benefit) expense	(39,656)	(258)	89,993	—	50,079
Income (loss) from continuing operations	(63,079)	(410)	137,920	—	74,431
Equity of net income of subsidiaries	137,510	—	—	(137,510)	—
Net income (loss)	$74,431	$(410)	$137,920	$(137,510)	$74,431
Comprehensive Income (loss)	$73,164	$(410)	$137,377	$(136,967)	$73,164
2011:
Net sales	$—	$—	$3,081,477	$—	$3,081,477
Cost of sales	—	—	2,410,124	—	2,410,124
Gross profit	—	—	671,353	—	671,353
Selling, general and administrative expenses	5,907	669	376,065	—	382,641
Provision for doubtful accounts	—	—	48,887	—	48,887
Settlement, litigation and other related charges	—	—	25,829	—	25,829
Other charges	—	—	4,221	—	4,221
Operating income (loss)	(5,907)	(669)	216,351	—	209,775
Interest expense, net of investment income	(67,694)	—	(418)	—	(68,112)
Income (loss) from continuing operations before income taxes	(73,601)	(669)	215,933	—	141,663
Income tax (benefit) expense	(27,615)	(251)	84,093	—	56,227
Income (loss) from continuing operations	(45,986)	(418)	131,840	—	85,436
Loss from discontinued operations	—	—	(57,579)	—	(57,579)
Equity of net income of subsidiaries	73,843	—	—	(73,843)	—
Net income (loss)	$27,857	$(418)	$74,261	$(73,843)	$27,857
Comprehensive Income (loss)	$24,944	$(418)	$72,630	$(72,212)	$24,944

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$445,237	$—	$119,242	$—	$564,479
Restricted cash	—	—	2,922	—	2,922
Accounts receivable, net (including intercompany)	—	157	931,411	(157)	931,411
Inventories	—	—	350,896	—	350,896
Deferred income tax benefits, net-current	—	—	153,289	(539)	152,750
Other current assets	4,672	—	204,392	—	209,064
Total current assets	449,909	157	1,762,152	(696)	2,211,522
Properties and equipment, net	—	24	256,940	—	256,964
Goodwill	—	—	4,243,356	—	4,243,356
Identifiable intangible assets, net	—	—	213,530	—	213,530
Other noncurrent assets	82,797	19	103,478	—	186,294
Investment in subsidiaries	5,575,281	—	—	(5,575,281)	—
Total assets	$6,107,987	$200	$6,579,456	$(5,575,977)	$7,111,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$63,714	$47	$418,863	$(157)	$482,467
Long-term debt, notes and convertible debentures	2,011,697	—	12,472	—	2,024,169
Deferred income tax liabilities	345,490	—	527,876	(539)	872,827
Other noncurrent liabilities	—	—	45,117	—	45,117
Stockholders' equity	3,687,086	153	5,575,128	(5,575,281)	3,687,086
Total liabilities and stockholders' equity	$6,107,987	$200	$6,579,456	$(5,575,977)	$7,111,666
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$—	$120,009	$—	$580,262
Restricted cash	—	—	2,336	—	2,336
Accounts receivable, net (including intercompany)	—	177	931,314	(177)	931,314
Inventories	—	—	419,378	—	419,378
Deferred income tax benefits, net-current	—	—	153,989	(545)	153,444
Other current assets	3,865	—	206,772	—	210,637
Total current assets	464,118	177	1,833,798	(722)	2,297,371
Properties and equipment, net	—	17	225,240	—	225,257
Goodwill	—	19	4,250,560	—	4,250,579
Identifiable intangible assets, net	—	—	235,270	—	235,270
Other noncurrent assets	77,485	—	107,148	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$82	$480,566	$(177)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	—	11,107	—	1,968,274
Deferred income tax liabilities	322,559	—	516,843	(545)	838,857
Other noncurrent liabilities	—	—	50,476	—	50,476
Stockholders' equity	3,795,436	131	5,593,024	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,150)	$—	$262,765	$220,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(568)	(568)
Capital expenditures	—	—	(46,435)	(46,435)
Other	—	—	(586)	(586)
Net cash flows used in investing activities	—	—	(47,589)	(47,589)
Cash flows from financing activities:
Payments on term loans	(11,250)	—	—	(11,250)
Payments on long-term borrowings and obligations	(26,046)	—	—	(26,046)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(80,307)	—	—	(80,307)
Dividends paid	(15,521)	—	—	(15,521)
Other	208,384	—	(215,943)	(7,559)
Net cash flows from (used in) financing activities	27,134	—	(215,943)	(188,809)
Net decrease in cash and cash equivalents	(15,016)	—	(767)	(15,783)
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$445,237	$—	$119,242	$564,479
2011:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(52,090)	$—	$333,385	$281,295
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(19,521)	(19,521)
Divestiture of business, net	—	—	10,599	10,599
Capital expenditures	—	—	(18,223)	(18,223)
Other	—	—	(2,929)	(2,929)
Net cash flows used in investing activities	—	—	(30,074)	(30,074)
Cash flows from financing activities:
Payments on long-term borrowings and obligations	(175,664)	—	—	(175,664)
Payments for Omnicare common stock repurchases	(70,061)	—	—	(70,061)
Dividends paid	(8,258)	—	—	(8,258)
Other	312,637	—	(282,742)	29,895
Net cash flows from (used in) financing activities	58,654	—	(282,742)	(224,088)
Net increase in cash and cash equivalents	6,564	—	20,569	27,133
Less increase in cash and cash equivalents of discontinued operations	—	—	7	7
Increase in cash and cash equivalents of continuing operations	6,564	—	20,562	27,126
Cash and cash equivalents at beginning of period	460,778	—	33,706	494,484
Cash and cash equivalents at end of period	$467,342	$—	$54,268	$521,610

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

Executive Overview

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy, commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value we believe we provide to our customers. Omnicare services customers across the United States and in Canada.

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At June 30, 2012, LTC provided our pharmacy services in 47 states in the United States (“U.S.”), the District of Columbia and in Canada and also served approximately 1.0 million beds and dispensed approximately 28.4 million prescriptions in the second quarter of 2012.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, supply chain solutions, patient support services, specialty pharmacy and disease management for end-of-life care. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management.

In the first half of 2012, the Company’s SCG business continued its strong performance. Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions within the LTC business. The Company did experience a decrease in beds served in the first half of 2012 due primarily to the loss of a large, low margin correctional facility customer as well as the termination of several legacy accounts for collections and related issues.

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

Also, Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). In connection with the issuance of the 2042 Notes, the Company also entered into capped call transactions with a counterparty, which are intended to reduce potential dilution upon conversion of the 2042 Notes.

On June 11, 2012, Omnicare announced that its Board of Directors had appointed President and Chief Financial Officer ("CFO") John L. Workman to the additional position of interim Chief Executive Officer ("CEO"). Mr. Workman's appointment follows the Board's acceptance of John Figueroa's resignation as CEO and a Director of the Company. The Company also appointed Nitin Sahney, Executive Vice President and President, Specialty Care Division, to the position of Chief Operating Officer. Mr. Sahney's duties will now include responsibility for LTC in addition to the SCG. The Executive Committee of the Board of Directors will coordinate the search for a permanent CEO. The search process will include a thorough review of internal and external candidates.

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

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$1,536,027	$1,555,906	$3,129,095	$3,081,477
Operating income	66,088	97,414	190,918	209,775
Adjusted operating income (a)	141,390	119,562	284,935	239,825
Income from continuing operations	18,692	36,281	74,431	85,436
Adjusted income from continuing operations (a)	71,061	57,596	144,488	116,025

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

Net sales for the three and six months ended June 30, 2012 were positively impacted by drug price inflation and growth in SCG. Partially offsetting these factors was the unfavorable sales impact of reductions in reimbursement coupled with competitive pricing issues, the increased availability and utilization of generic drugs and a lower average number of beds served. See discussion of sales and operating income results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 23.9% and 23.5% in the three and six months ended June 30, 2012, versus 21.6% and 21.8%, respectively, in the comparable prior year periods.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, the favorable dollar effect of drug price inflation, growth in the SCG segment, as well as cost reduction and productivity improvement initiatives. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues as well as by increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.1% and 12.8% in the three and six months ended June 30, 2012 versus 12.4% and 12.4% , respectively, in the comparable prior-year periods.  Operating expenses were unfavorably impacted by the increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in the Company’s non-drug purchasing program.

Interest expense, net of investment income was higher in the three months ended June 30, 2012 than the prior-year period primarily due to debt redemption costs related to the Company's Q2 2012 debt restructuring activities. Interest expense for the six months ended June 30, 2012 was lower due primarily to the refinancing activities completed in 2011 and certain debt redemption costs recorded in 2011 associated with the early redemption of $175 million of long-term debt. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

The effective tax rates for the three and six months are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the goodwill impairment recorded in the first quarter of 2012.

Long-Term Care Group Segment

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$1,202,801	$1,289,426	$2,499,056	$2,579,535
Operating income	$122,801	$107,781	$260,780	$230,271
Beds served	977	1,003	977	1,003
Scripts dispensed	28,393	28,677	57,438	57,709

LTC sales were favorably impacted primarily by drug price inflation, which was more than offset by reductions in reimbursement primarily relating to maximum allowable costs ("MAC") coupled with competitive pricing issues related to our facilities contracts and a lower average number of beds served. Also unfavorably impacting sales was the increased availability and utilization of generic drugs. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to our customers, which also serves to reduce sales. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC.

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

Specialty Care Group Segment

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$330,137	$262,657	$623,397	$493,952
Operating income	$31,671	$24,535	$61,820	$45,830

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

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and six months ended June 30, 2012 and 2011 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Settlement, litigation and other related charges (i)	$26,093	$19,816	$33,296	$25,829
Other charges (ii)	49,209	2,332	60,721	4,221
Subtotal - operating expense Special Items	75,302	22,148	94,017	30,050
Amortization of discount on convertible notes (iii)	5,929	5,989	12,279	11,862
Debt redemption costs - net (iii)	4,093	—	4,093	1,079
Total - Special Items	$85,324	$28,137	$110,389	$42,991
Total - Special items after tax (iv)	$52,369	$21,315	$70,057	$30,589

Operating income	$66,088	$97,414	$190,918	$209,775
Operating expense Special Items	75,302	22,148	94,017	30,050
Adjusted operating income	$141,390	$119,562	$284,935	$239,825

Income from continuing operations	$18,692	$36,281	$74,431	$85,436
Total Special Items - after tax	52,369	21,315	70,057	30,589
Adjusted income from continuing operations	$71,061	$57,596	$144,488	$116,025

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the three and six months ended June 30, 2011, was significantly impacted by losses from the divestiture of discontinued operations.  For the three and six months ended June 30, 2011, the Company recorded a combined pretax impairment loss of approximately $16 million and $57 million to reduce the carrying value of the CRO Services and Tidewater operations to fair value based on the final terms of the divestiture.  The operating loss was primarily related to the CRO Services business and was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012 were $567.4 million compared with $582.6 million at December 31, 2011 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of continuing operations of $220.6 million during the six months ended June 30, 2012, compared with net cash flows from operating activities of continuing operations totaling $280.9 million during the six months ended June 30, 2011.  Compared to the same prior year period, operating cash flow was unfavorably impacted primarily by the year-over-year change in accounts payable and a litigation settlement payment of $50 million in 2012 relating to the Company's settlement with the Drug Enforcement Agency, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the six months ended June 30, 2012 and 2011 of $4.5 million and $5.9 million, respectively ($162.5 million cumulative, the recorded deferred tax liability, as of June 30, 2012).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $47.6 million and $29.7 million for the six months ended June 30, 2012 and 2011, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $0.6 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first six months of 2012, compared to $19.5 million in the prior year period.  Omnicare’s capital expenditures were $46.4 million for the first six months of 2012 versus $18.2 million in the 2011 period. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities of continuing operations was $188.8 million for the six months ended June 30, 2012 as compared to $224.1 million for the comparable prior-year period.  During the first six months of 2012, the Company entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $ 256.9 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $390 million in aggregate principal amount of new 2042 Notes. Also, in the six months ended June 30, 2012, the Company redeemed $25 million of its 3.25% convertible senior debentures, due 2035. During the first six months of 2011, the Company redeemed $175 million of its 6.125% senior subordinated notes, due 2013.  In the six months ended June 30, 2012, the Company repurchased approximately 2.4 million shares of the Company's common stock at an aggregate cost of approximately $80 million through its share repurchase programs, versus approximately $70 million in the six months ending June 30, 2011. In February 2012, the Company's Board of Directors increased its share repurchase authorization by $200 million until February 28, 2014. The Company had approximately $179 million of share repurchase authority remaining as of June 30, 2012.

At June 30, 2012, there were no outstanding borrowings on the Company's revolving credit facility and $433.1 million outstanding on the term loan. As of June 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On May 23, 2012, the Company’s Board of Directors declared a quarterly cash dividend of 7 cents per common share, for an indicated annual rate of 28 cents per common share for 2012, which is 83.6% higher than the 15.25 cents per share in dividends paid during 2011.  Further, aggregate dividends paid of $15.5 million during the six months ended June 30, 2012 were greater than those paid in the comparable prior-year period by approximately $7.3 million.

There were no known material commitments and contingencies outstanding at June 30, 2012, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2012, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2011 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations	$2,463,679	$22,500	$45,000	$365,625	$2,030,554
Capital lease obligations	17,270	4,800	9,095	3,375	—
Operating lease obligations	137,424	29,296	52,627	27,083	28,418
Purchase obligations	28,867	19,196	4,596	4,596	479
Other current obligations	218,354	218,354	—	—	—
Other long-term obligations	45,117	—	29,527	5,483	10,107
Subtotal	2,910,711	294,146	140,845	406,162	2,069,558
Future interest costs relating to debt
and capital lease obligations	1,483,176	93,433	186,129	176,168	1,027,446
Total contractual cash obligations	$4,393,887	$387,579	$326,974	$582,330	$3,097,004

As of June 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2012, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2011 Annual Report.

Critical Accounting Policies

The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s 2011 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of June 30, 2012 was $287.9 million, compared with $358.7 million at December 31, 2011.  The allowance for doubtful accounts represented 23.6% and 27.8% of gross receivables (net of contractual allowance adjustments) as of June 30, 2012 and December 31, 2011, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of June 30, 2012 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $12.2 million.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $433 million outstanding under the variable-rate Senior Term Loan, due 2016, at an interest rate of 2.50% at June 30, 2012 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.3 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which hedge against exposure to long-term U.S. dollar interest rates, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 5.00% at June 30, 2012 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)           Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the Company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure.  Omnicare is an acquisitive company that regularly acquires and integrates new businesses.  Throughout and following an acquisition, Omnicare focuses on analyzing the acquiree’s procedures and controls to determine their effectiveness and, where appropriate, implements changes to conform them to the Company’s disclosure controls and procedures.  The Company’s Interim Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and concluded that they are effective.

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended June 30, 2012 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1- 30, 2012	222	$34.60	217	$229,099
May 1 - 31, 2012	854	32.96	834	201,643
June 1 - 30, 2012	774	30.91	744	178,624
Total	1,850	$32.30	1,795	$178,624

(a) During the second quarter of 2012, the Company purchased 55 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012.  On February 21, 2012, the BOD increased the share repurchase authorization by another $200 million until February 28, 2014. In the six months ended June 30, 2012, the Company repurchased approximately 2.4 million shares at an aggregate cost of approximately $80 million, for a cumulative amount of approximately 11.6 million shares and approximately $321 million through June 30, 2012.  Accordingly, the Company had approximately $179 million of combined share repurchase authority remaining as of June 30, 2012.

ITEM 6 - EXHIBITS

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	July 25, 2012	By:	/s/John L. Workman
John L. Workman Interim Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Separation Agreement, dated as of June 10, 2012, Omnicare, Inc. and John Figueroa	Filed Herewith
(10.2)	Second Amendment to Employment Agreement with John L. Workman, dated June 11, 2012	Filed Herewith
(10.3)	Second Amendment to Employment Agreement with Nitin Sahney, dated June 11, 2012	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Interim Chief Executive Officer and Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
** Indicates management contract or compensatory arrangement.