Form 10-Q
period 2012-09-30
OMNICARE INC
filed 2012-10-31
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	110,534,710	September 30, 2012

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2012

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$1,501,348	$1,544,360	$4,630,443	$4,625,837
Cost of sales	1,130,053	1,198,299	3,523,702	3,608,423
Gross profit	371,295	346,061	1,106,741	1,017,414
Selling, general and administrative expenses	203,550	191,293	605,552	573,934
Provision for doubtful accounts	24,047	24,255	72,556	73,142
Settlement, litigation and other related charges	4,931	6,742	38,227	32,571
Other charges	5,036	6,718	65,757	10,939
Operating income	133,731	117,053	324,649	326,828
Interest expense, net of investment income	(39,036)	(55,926)	(105,444)	(124,038)
Income from continuing operations before income taxes	94,695	61,127	219,205	202,790
Income tax expense	33,270	23,343	83,349	79,570
Income from continuing operations	61,425	37,784	135,856	123,220
Loss from discontinued operations	—	(9,900)	—	(67,479)
Net income	$61,425	$27,884	$135,856	$55,741

Earnings (loss) per common share - Basic:
Continuing operations	$0.56	$0.34	$1.23	$1.09
Discontinued operations	—	(0.09)	—	(0.59)
Net income	$0.56	$0.25	$1.23	$0.49

Earnings (loss) per common share - Diluted:
Continuing operations	$0.55	$0.33	$1.19	$1.07
Discontinued operations	—	(0.09)	—	(0.59)
Net income	$0.55	$0.24	$1.19	$0.49

Dividends per common share	$0.14	$0.04	$0.28	$0.1125

Weighted average number of common shares outstanding:
Basic	109,315	112,729	110,457	113,443
Diluted	111,951	114,644	113,968	114,930

Comprehensive income	$63,354	$24,002	$136,518	$48,946

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$647,408	$580,262
Restricted cash	988	2,336
Accounts receivable, less allowances of $297,764 (2011-$358,713)	901,809	931,314
Inventories	340,648	419,378
Deferred income tax benefits	162,558	153,444
Other current assets	179,972	210,637
Total current assets	2,233,383	2,297,371
Properties and equipment, at cost less accumulated depreciation of $309,596 (2011-$299,900)	271,436	225,257
Goodwill	4,256,385	4,250,579
Identifiable intangible assets, less accumulated amortization of $262,310 (2011-$246,200)	207,175	235,270
Other noncurrent assets	180,817	184,633
Total noncurrent assets	4,915,813	4,895,739
Total assets	$7,149,196	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187,765	$273,768
Accrued employee compensation	63,195	61,019
Current debt	26,685	26,447
Other current liabilities	185,885	178,833
Total current liabilities	463,530	540,067
Long-term debt, notes and convertible debentures	2,029,742	1,968,274
Deferred income tax liabilities	885,450	838,857
Other noncurrent liabilities	59,151	50,476
Total noncurrent liabilities	2,974,343	2,857,607
Total liabilities	3,437,873	3,397,674
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 132,591,500 shares issued (2011-131,756,500 shares issued)	132,592	131,757
Paid-in capital	2,436,602	2,488,941
Retained earnings	1,756,577	1,651,829
Treasury stock, at cost - 22,056,800 shares (2011-18,132,600 shares)	(612,420)	(484,123)
Accumulated other comprehensive income (loss)	(2,028)	7,032
Total stockholders' equity	3,711,323	3,795,436
Total liabilities and stockholders' equity	$7,149,196	$7,193,110

The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$135,856	$55,741
Loss from discontinued operations	—	67,479
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	38,256	35,544
Amortization	63,377	61,782
Debt redemption loss and costs, net	47,558	(10,884)
Other operating activities	47,468	16,049
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	31,433	76,645
Inventories	82,786	65,950
Current and noncurrent assets	65,341	104,030
Accounts payable	(95,172)	(24,395)
Net cash flows from operating activities of continuing operations	416,903	447,941
Net cash flows from operating activities of discontinued operations	—	869
Net cash flows from operating activities	416,903	448,810
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(34,411)	(101,844)
Divestiture of businesses, net	19,207	10,599
Capital expenditures	(71,433)	(39,080)
Marketable securities	(25,000)	—
Other	1,348	(2,812)
Net cash flows used in investing activities of continuing operations	(110,289)	(133,137)
Net cash flows used in investing activities of discontinued operations	—	(567)
Net cash flows used in investing activities	(110,289)	(133,704)
Cash flows from financing activities:
Payments on term loans	(19,375)	—
Proceeds from long-term borrowings and obligations	425,000	600,000
Payments on long-term borrowings and obligations	(452,302)	(626,921)
Capped call transaction	(48,126)	—
Payments for Omnicare common stock repurchases	(110,919)	(120,114)
Dividends paid	(30,765)	(12,745)
Other	(2,981)	30,135
Net cash flows used in financing activities	(239,468)	(129,645)
Net increase in cash and cash equivalents	67,146	185,461
Less increase in cash and cash equivalents of discontinued operations	—	302
Increase in cash and cash equivalents of continuing operations	67,146	185,159
Cash and cash equivalents at beginning of period	580,262	494,484
Cash and cash equivalents at end of period	$647,408	$679,643

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

Executive Officers

On September 11, 2012 the Company's Board of Directors ("BOD") appointed John L. Workman as the Chief Executive Officer of the Company. Mr. Workman was also appointed to serve on the BOD as of such date. The Company also announced that its BOD appointed Nitin Sahney, its Chief Operating Officer, to the additional position of President, and appointed Robert O. Kraft, its Senior Vice President of Finance, to the position of Chief Financial Officer, in each case effective September 11, 2012.

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $4.1 million and $13.0 million for the three and nine months ended September 30, 2012, respectively, and approximately $5.3 million and $15.7 million for the three and nine months ended September 30, 2011, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

September 30, 2012	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$248,195	$191,329	$439,524
Facility payors	386,445	185,285	571,730
Private Pay payors	70,534	117,785	188,319
Total gross accounts receivable	$705,174	$494,399	$1,199,573
December 31, 2011
Medicare (Part D and Part B), Medicaid and Third-Party payors	$257,782	$199,303	$457,085
Facility payors	387,509	204,419	591,928
Private Pay payors	85,934	155,080	241,014
Total gross accounts receivable	$731,225	$558,802	$1,290,027

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) by component and in the aggregate, follow (in thousands):

	September 30, 2012	December 31, 2011
Cumulative foreign currency translation adjustments	$9,722	$8,338
Translation adjustment recorded in disposition of businesses	(9,722)	—
Unrealized loss on fair value of investments	(276)	(277)
Pension and postemployment benefits	(1,752)	(1,029)
Total accumulated other comprehensive income, net	$(2,028)	$7,032

The amounts are net of applicable tax benefits which were not material at September 30, 2012 and December 31, 2011.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2012
Bond portfolio (1)	$24,865	$—	$24,865	$—
7.75% interest rate swap agreements - fair value hedge (2)	49,428	—	49,428	—
Derivatives	—	—	—	—
Total	$74,293	$—	$74,293	$—
December 31, 2011
7.75% interest rate swap agreements - fair value hedge (2)	$35,473	$—	$35,473	$—
Derivatives	—	—	—	—
Total	$35,473	$—	$35,473	$—

(1)
The bond portfolio is presented in "Other current assets" and represent investments in a portfolio of high quality corporate bonds and U.S. treasury bonds which is managed by a third party. The fair value is based on quoted market prices of the individual bonds that make up the portfolio.

(2)
The fair value of the Company’s interest rate swap agreements ("swaps") are valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, these swaps are categorized within Level 2 of the hierarchy.  The Company’s swaps are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.

The fair value of the Company’s fixed-rate debt facilities are shown at the Debt note of the Notes to Consolidated Financial Statements.

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in the third quarter of 2012.

Dividends

On September 11, 2012, the Company's BOD authorized a quarterly cash dividend of $0.14 per share on the Company's common stock, a 100% increase over the previous quarterly dividend rate of $0.07 per share.

Other charges (credits)

Other charges (credits) consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Acquisition and other related costs (credits)	$(3,830)	$6,718	$396	$10,939
Restructuring charges	11,046	—	11,046	—
Disposition of businesses	(7,680)	—	(1,777)	—
Separation costs	5,500	—	21,000	—
Debt related costs	—	—	35,092	—
Total - other charges	$5,036	$6,718	$65,757	$10,939

The Company completed one acquisition in the three and nine months ended September 30, 2012 which was not significant to the Company. The Company recorded professional fees and acquisition related restructuring costs which were more than offset by a reduction of the Company's original estimate of contingent consideration payable for a prior acquisition during the three and nine months ended September 30, 2012.

In the three months ended March 31, 2012, the Company recorded a goodwill impairment of $5.9 million related to the planned disposition of the Canadian Pharmacy that was not necessary, as the Company inaccurately excluded the cumulative translation amount from the impairment calculation. The goodwill impairment previously reported has been netted against the disposition of businesses in the table above during the nine months ended September 30, 2012 as the Canadian Pharmacy was sold during the third quarter.  The amount did not have a material effect on the results of operations in the three months ended March 31, 2012 or September 30, 2012.

Separation Costs

During the three months ended September 30, 2012, the Company recorded a $5.5 million charge in connection with the separation of certain executives of the Company. For the nine months ended September 30, 2012, the Company has recorded aggregate charges of approximately $21 million resulting from the aforementioned actions in the third quarter, the resignation of the Company's former Chief Executive Officer on June 10, 2012 and the separation of other executives prior to the third quarter. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Disposition of Businesses

In the quarter ended September 30, 2012 the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a gain on the disposition of these businesses of $7.7 million and $1.8 million in the three and nine months ended September 30, 2012, respectively. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Common Stock Repurchase Program

On September 11, 2012, the Company's BOD authorized an additional $350 million in share repurchases, through December 31, 2014. In the nine months ended September 30, 2012, the Company repurchased approximately 3.4 million shares through authorized share repurchase programs at an aggregate cost of approximately $111 million, for a cumulative amount of approximately 12.6 million shares repurchased at an aggregate cost of approximately $352 million through September 30, 2012.  The Company had approximately $498 million of combined share repurchase authority remaining as of September 30, 2012, of which $148 million expires on February 28, 2014 and the balance expires on December 31, 2014.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") amended the authoritative guidance regarding the impairment testing for indefinite-lived intangible assets. Under the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This amended guidance will not have any material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 – Discontinued Operations

In 2011, the Company completed the divestiture of certain home healthcare and related ancillary businesses (“the Disposal Group”) that were non-strategic in nature and its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined they were no longer a good strategic fit within the Company’s portfolio of assets.  The Company did not consider the operations of the Disposal Group and Tidewater (collectively, the “Non-Core Disposal Group”) as significant, individually or in the aggregate, to the operations of Omnicare. Also in 2011, the Company completed the divestiture of its Contract Research Services organization (“CRO Services”). For the three and nine months ended September 30, 2011, the Company recorded a combined pretax impairment loss of approximately $19 million and $75 million to reduce the carrying value of the CRO Services and Non-Core Disposal Group to fair value based on the final terms of the divestiture.

Selected financial information related to the Non-Core Disposal Group and CRO Services follows (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Net sales from discontinued operations	$5,594	$53,426
Loss from operations - pretax	(1,317)	(7,393)

Loss from operations - aftertax	(792)	(4,490)
Impairment loss on discontinued operations - aftertax	(9,108)	(62,989)
Loss from discontinued operations	$(9,900)	$(67,479)

Note 4 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2011	$3,571,951	$678,628	$4,250,579
Goodwill acquired in the nine months ended September 30, 2012	20,610	—	20,610
Disposition of businesses	(14,258)	—	(14,258)
Other	(546)	—	(546)
Goodwill balance as of September 30, 2012	3,577,757	678,628	4,256,385

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions. The dispositions of businesses caption includes the disposition of the Company's Canadian pharmacy, which was completed on September 28, 2012.

The Company’s intangible amortization expense for the three and nine months ended September 30, 2012 was approximately $11 million and $33 million, respectively, and was approximately $10 million and $30 million for the three and nine months ended September 30, 2011, respectively.

Note 5 – Debt

A summary of debt follows (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$—	$—
Senior term loan, due 2017	425,000	444,375
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	318,054	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	452,500
3.75% convertible senior subordinated notes, due 2042	390,000	—
Capitalized lease and other debt obligations	19,674	15,054
Subtotal	2,475,228	2,381,929
Add interest rate swap agreements	49,428	35,473
(Subtract) unamortized debt discount	(468,229)	(422,681)
(Subtract) current portion of debt	(26,685)	(26,447)
Total long-term debt, net	$2,029,742	$1,968,274

Amended and Restated Credit Agreement
In the third quarter of 2012, the Company amended and extended its existing senior unsecured credit agreement (as amended and restated, the "Credit Facility"). The Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan"). The amendment and restatement, among other things, provided for (i) an extension of the maturity date of the credit facilities to September 28, 2017 and (ii) a reduction in pricing. The Credit Facility is guaranteed by the subsidiaries of the Company, subject to certain exceptions. The interest rate applicable to the Credit Facility is, at the Company's option, a floating base rate plus an applicable margin or the London interbank offered rate ("LIBOR") plus an applicable margin. Initially, the applicable margins were set to 0.75% with respect to the floating base rate loans and 1.75% with respect to the LIBOR loans. The applicable margins for the Credit Facility may increase or decrease based on the Company's consolidated total leverage ratio as specified in the Credit Facility. In connection with the amendment and restatement, the Company recorded $2.0 million in new deferred debt issuance costs. The Company also wrote-off approximately $8.3 million in deferred debt issuance costs, which were recorded in interest expense in the three and nine months ended September 30, 2012.

At September 30, 2012, there was no outstanding balance under the Company’s Revolving Credit Facility and $425 million in loans outstanding under the Term Loan.  The interest rate on the Term Loan was 4.00% at September 30, 2012, due to a 5 day short term financing related to the timing of the close. The interest rate on the term loan on October 2, 2012 was 1.97%. As of September 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the swaps was 4.90% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $550 million at September 30, 2012 .

The Company amortized to expense approximately $1.3 million and $1.5 million of deferred debt issuance costs during the three months ended September 30, 2012 and 2011, respectively, and $4.3 million during the nine months ended September 30, 2012 and 2011. Interest expense for the nine month 2012 period includes approximately $4 million in debt redemption costs associated with the April 3, 2012 debt exchange described below and the second quarter of 2012 redemption of $25 million of its 3.25% convertible senior debentures, due 2035. Interest expense for the three and nine month 2011 periods included approximately $20.2 million and $21.2 million, respectively, in debt redemption costs associated with the Company's 2011 refinancing activities.

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

The Company recognized a non-cash loss on the debt exchange of approximately $35.1 million in the nine months ended September 30, 2012 which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income.

Information relating to the Company's convertible securities at September 30, 2012 can be found in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$27,230	13.25	8.250%
4.00% junior subordinated convertible debentures, due 2033	$151,665	20.75	8.010%
3.25% convertible senior debentures, due 2035	$245,433	3.25	7.625%
3.75% convertible senior subordinated notes, due 2042	$161,600	29.50	7.110%

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2012		December 31, 2011
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$550,000	$599,500	$550,000	$591,300
3.75% convertible senior subordinated notes, due 2025
Carrying value	203,394	—	361,345	—
Unamortized debt discount	114,660	—	213,655	—
Principal amount	318,054	438,900	575,000	816,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	205,599	—	203,675	—
Unamortized debt discount	139,401	—	141,325	—
Principal amount	345,000	322,600	345,000	318,800
3.25% convertible senior debentures, due 2035
Carrying value	374,123	—	384,799	—
Unamortized debt discount	53,377	—	67,701	—
Principal amount	427,500	426,400	452,500	404,600
3.75% convertible senior subordinated notes, due 2042
Carrying value	229,209	—	—	—
Unamortized debt discount	160,791	—	—	—
Principal amount	390,000	377,300	—	—

Note 6 – Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings (loss) per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended September 30,
2012:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$61,425		$0.56
Loss from discontinued operations	—		—
Net income	61,425	109,315	$0.56
Effect of Dilutive Securities
Convertible securities	71	2,107
Stock options, warrants, units and awards	—	529
Diluted EPS
Income from continuing operations plus assumed conversions	61,496		$0.55
Loss from discontinued operations	—		—
Net income plus assumed conversions	$61,496	111,951	$0.55
2011:
Basic EPS
Income from continuing operations	$37,784		$0.34
Loss from discontinued operations	(9,900)		(0.09)
Net income	27,884	112,729	$0.25
Effect of Dilutive Securities
Convertible securities	72	1,382
Stock options, warrants, units and awards	—	533
Diluted EPS
Income from continuing operations plus assumed conversions	37,856		$0.33
Loss from discontinued operations	(9,900)		(0.09)
Net income plus assumed conversions	$27,956	114,644	$0.24

	Nine months ended September 30,
2012:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$135,856		$1.23
Loss from discontinued operations	—		—
Net income	135,856	110,457	$1.23
Effect of Dilutive Securities
Convertible securities	213	2,912
Stock options, warrants, units and awards	—	599
Diluted EPS
Income from continuing operations plus assumed conversions	136,069		$1.19
Loss from discontinued operations	—		—
Net income plus assumed conversions	$136,069	113,968	$1.19
2011:
Basic EPS
Income from continuing operations	$123,220		$1.09
Loss from discontinued operations	(67,479)		(0.59)
Net income	55,741	113,443	$0.49
Effect of Dilutive Securities
Convertible securities	216	644
Stock options, warrants, units and awards	—	843
Diluted EPS
Income from continuing operations plus assumed conversions	123,436		$1.07
Loss from discontinued operations	(67,479)		(0.59)
Net income plus assumed conversions	$55,957	114,930	$0.49

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.27
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$78.99
3.75% convertible senior subordinated notes, due 2042	$41.42

Weighted average shares outstanding, assuming dilution, excludes the impact of 2.1 million stock options, warrants and awards for the three and nine months ended September 30, 2012 and 2.7 million for the three and nine months ended September 30, 2011, due to the exercise prices of these stock options, warrants and awards being greater than the average fair market value of our common stock during the period.

Note 7 – Restructuring and Other Related Charges

Company-wide Reorganization Program:

During 2010, the Company initiated a Company-wide Reorganization Program (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program was completed in the third quarter of 2012 with the completion of the relocation of the Corporate office. The Company recorded restructuring and other related charges for the CWR Program of approximately $11 million in the three and nine months ended September 30, 2012, and $14 million cumulatively since 2010. The majority of the charges were recorded in the Corporate/Other segment, and is largely related to lease termination costs, severance and employment agreement buyouts.

As of September 30, 2012, the Company has made cumulative payments of approximately $3.1 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $0.4 million at December 31, 2011, with utilization of approximately$0.6 million and new provisions of approximately $11 million in the nine months ended September 30, 2012. The remaining liabilities of $10.4 million at September 30, 2012, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease termination costs) and will be settled as these matters are finalized.

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

On October 19, 2012, a qui tam complaint, entitled United States ex rel. Lesa Martino Whalen v. Omnicare, Inc., No. 8:11-cv-2297, was unsealed by the United States District Court for the Middle District of Florida, Tampa Division. The case had been filed on October 11, 2011 under seal in that court. The U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Lesa Martino Whalen as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company failed to comply with Florida pharmacy regulations.  The Company has not been served with the complaint in this action. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action, if pursued.

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the Court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the "most favored customer" pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the Court granted in part and denied in part the Company's motion to dismiss. Allegations concerning pricing and certain discounts remain in the case. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court. The U.S. Department of Justice has declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.’s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the Court granted the Company's motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, Relator filed its Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On October 29, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon's drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it has declined to intervene in this action. The Company filed a motion to dismiss the complaint on July 7, 2011. The Court denied the Company's motion to dismiss on June 1, 2012. The Company filed a motion for reconsideration or, in the alternative certification under 28 U.S.C. § 1292(b) on July 2, 2012. The Court denied this motion on September 7, 2012. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. Following the court's order dismissing some claims with prejudice, on September 15, 2011, Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator filed a response in opposition to that motion. On April 24, 2012, the court granted Omnicare's motion to dismiss without prejudice all claims except the retaliatory discharge claim. On May 29, 2012, Relator filed a Second Amended Complaint. The Company filed a motion to dismiss on June 28, 2012. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety, which has now been fully briefed. The Court held oral argument on the Company's motion to dismiss on June 28, 2012. On August 14, 2012, the Court granted the Company's motion with prejudice as to the relator and without prejudice as to the United States. Relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the Court denied relator's motion to reconsider. The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the court granted plaintiffs' motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit.

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

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues. The Company believes all investigations into the Repack Matters have been closed.

The three and nine months ended September 30, 2012 included charges of $4.9 million and $38.2 million, respectively, and approximately $6.7 million and $32.6 million for the three and nine months ended September 30, 2011, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states and a qui tam lawsuit, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Consequently, unless stated otherwise, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

	For the three months ended September 30,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,165,703	$332,615	$3,030	$1,501,348
Depreciation and amortization expense	(17,650)	(4,075)	(12,604)	(34,329)
Operating income (loss) from continuing operations	158,998	31,061	(56,328)	133,731
2011:
Net sales	$1,266,582	$274,079	$3,699	$1,544,360
Depreciation and amortization expense	(15,851)	(3,778)	(13,132)	(32,761)
Operating income (loss) from continuing operations	126,833	26,424	(36,204)	117,053

	For the nine months ended September 30,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$3,664,759	$956,012	$9,672	$4,630,443
Depreciation and amortization expense	(51,840)	(12,134)	(37,659)	(101,633)
Operating income (loss) from continuing operations	419,778	92,881	(188,010)	324,649
2011:
Net sales	$3,846,117	$768,031	$11,689	$4,625,837
Depreciation and amortization expense	(47,343)	(12,283)	(37,700)	(97,326)
Operating income (loss) from continuing operations	357,104	72,254	(102,530)	326,828

Note 10 – Guarantor Subsidiaries

The Company’s 7.75% Senior Subordinated Notes due 2020, 2025 Notes and 2042 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2012 and December 31, 2011 for the balance sheets, as well as the three and nine months ended September 30, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows for the nine months ended September 30, 2012 and 2011.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,467,240	$34,108	$—	$1,501,348
Cost of sales	—	1,108,650	21,403	—	1,130,053
Gross profit	—	358,590	12,705	—	371,295
Selling, general and administrative expenses	988	196,993	5,569	—	203,550
Provision for doubtful accounts	—	23,591	456	—	24,047
Settlement, litigation and other related charges	—	4,931	—	—	4,931
Other charges	—	14,951	(9,915)	—	5,036
Operating income (loss)	(988)	118,124	16,595	—	133,731
Interest expense, net of investment income	(37,625)	(1,359)	(52)	—	(39,036)
Income (loss) from continuing operations before income taxes	(38,613)	116,765	16,543	—	94,695
Income tax (benefit) expense	(15,116)	45,717	2,669	—	33,270
Income (loss) from continuing operations	(23,497)	71,048	13,874	—	61,425
Equity of net income of subsidiaries	84,922	—	—	(84,922)	—
Net income	$61,425	$71,048	$13,874	$(84,922)	$61,425
Comprehensive Income	$63,354	$71,048	$15,801	$(86,849)	$63,354
2011:
Net sales	$—	$1,513,594	$30,766	$—	$1,544,360
Cost of sales	—	1,176,595	21,704	—	1,198,299
Gross profit	—	336,999	9,062	—	346,061
Selling, general and administrative expenses	2,666	183,931	4,696	—	191,293
Provision for doubtful accounts	—	23,767	488	—	24,255
Settlement, litigation and other related charges	—	6,742	—	—	6,742
Other charges	—	6,718	—	—	6,718
Operating income (loss)	(2,666)	115,841	3,878	—	117,053
Interest expense, net of investment income	(55,578)	(348)	—	—	(55,926)
Income (loss) from continuing operations before income taxes	(58,244)	115,493	3,878	—	61,127
Income tax (benefit) expense	(22,447)	44,277	1,513	—	23,343
Income (loss) from continuing operations	(35,797)	71,216	2,365	—	37,784
Loss from discontinued operations	—	(9,559)	(341)	—	(9,900)
Equity of net income of subsidiaries	63,681	—	—	(63,681)	—
Net income	$27,884	$61,657	$2,024	$(63,681)	$27,884
Comprehensive Income (loss)	$24,002	$61,657	$(1,863)	$(59,794)	$24,002

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Nine months ended September 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$4,525,967	$104,476	$—	$4,630,443
Cost of sales	—	3,456,366	67,336	—	3,523,702
Gross profit	—	1,069,601	37,140	—	1,106,741
Selling, general and administrative expenses	3,110	586,237	16,205	—	605,552
Provision for doubtful accounts	—	71,176	1,380	—	72,556
Settlement, litigation and other related charges	—	38,227	—	—	38,227
Other charges	35,092	34,677	(4,012)	—	65,757
Operating income (loss)	(38,202)	339,284	23,567	—	324,649
Interest expense, net of investment income	(103,146)	(1,897)	(401)	—	(105,444)
Income (loss) from continuing operations before income taxes	(141,348)	337,387	23,166	—	219,205
Income tax (benefit) expense	(54,772)	130,624	7,497	—	83,349
Income (loss) from continuing operations	(86,576)	206,763	15,669	—	135,856
Equity of net income of subsidiaries	222,432	—	—	(222,432)	—
Net income	$135,856	$206,763	$15,669	$(222,432)	$135,856
Comprehensive Income	$136,518	$206,763	$17,053	$(223,816)	$136,518
2011:
Net sales	$—	$4,530,322	$95,515	$—	$4,625,837
Cost of sales	—	3,541,964	66,459	—	3,608,423
Gross profit	—	988,358	29,056	—	1,017,414
Selling, general and administrative expenses	8,573	551,895	13,466	—	573,934
Provision for doubtful accounts	—	71,699	1,443	—	73,142
Settlement, litigation and other related charges	—	32,571	—	—	32,571
Other charges	—	10,939	—	—	10,939
Operating income (loss)	(8,573)	321,254	14,147	—	326,828
Interest expense, net of investment income	(123,272)	(760)	(6)	—	(124,038)
Income (loss) from continuing operations before income taxes	(131,845)	320,494	14,141	—	202,790
Income tax (benefit) expense	(50,062)	124,147	5,485	—	79,570
Income (loss) from continuing operations	(81,783)	196,347	8,656	—	123,220
Loss from discontinued operations	—	(64,591)	(2,888)	—	(67,479)
Equity of net income of subsidiaries	137,524	—	—	(137,524)	—
Net income	$55,741	$131,756	$5,768	$(137,524)	$55,741
Comprehensive Income	$48,946	$131,756	$250	$(132,006)	$48,946

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$551,236	$76,916	$19,256	$—	$647,408
Restricted cash	—	988	—	—	988
Accounts receivable, net (including intercompany)	—	893,964	182,241	(174,396)	901,809
Inventories	—	334,457	6,191	—	340,648
Deferred income tax benefits, net-current	—	166,171	—	(3,613)	162,558
Other current assets	4,401	171,844	14,552	(10,825)	179,972
Total current assets	555,637	1,644,340	222,240	(188,834)	2,233,383
Properties and equipment, net	—	264,910	6,526	—	271,436
Goodwill	—	4,219,326	37,059	—	4,256,385
Identifiable intangible assets, net	—	203,942	3,233	—	207,175
Other noncurrent assets	80,610	94,432	22,116	(16,341)	180,817
Investment in subsidiaries	5,519,287	—	—	(5,519,287)	—
Total assets	$6,155,534	$6,426,950	$291,174	$(5,724,462)	$7,149,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$79,586	$535,431	$33,734	$(185,221)	$463,530
Long-term debt, notes and convertible debentures	2,015,504	14,238	5,000	(5,000)	2,029,742
Deferred income tax liabilities	349,121	518,934	21,008	(3,613)	885,450
Other noncurrent liabilities	—	70,492	—	(11,341)	59,151
Stockholders' equity	3,711,323	5,287,855	231,432	(5,519,287)	3,711,323
Total liabilities and stockholders' equity	$6,155,534	$6,426,950	$291,174	$(5,724,462)	$7,149,196
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$101,786	$18,223	$—	$580,262
Restricted cash	—	2,336	—	—	2,336
Accounts receivable, net (including intercompany)	—	920,829	119,614	(109,129)	931,314
Inventories	—	412,081	7,297	—	419,378
Deferred income tax benefits, net-current	—	156,139	—	(2,695)	153,444
Other current assets	3,865	193,079	13,693	—	210,637
Total current assets	464,118	1,786,250	158,827	(111,824)	2,297,371
Properties and equipment, net	—	220,066	5,191	—	225,257
Goodwill	—	4,171,328	79,251	—	4,250,579
Identifiable intangible assets, net	—	229,051	6,219	—	235,270
Other noncurrent assets	77,485	100,725	6,423	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$569,623	$19,977	$(109,129)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	11,107	—	—	1,968,274
Deferred income tax liabilities	322,559	500,242	18,751	(2,695)	838,857
Other noncurrent liabilities	—	50,476	—	—	50,476
Stockholders' equity	3,795,436	5,375,972	217,183	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(43,685)	$457,344	$3,244	$416,903
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(34,411)	—	(34,411)
Disposition of businesses	—	19,207	—	19,207
Capital expenditures	—	(69,486)	(1,947)	(71,433)
Marketable securities	(25,000)	—	—	(25,000)
Other	—	850	498	1,348
Net cash flows used in investing activities	(25,000)	(83,840)	(1,449)	(110,289)
Cash flows from financing activities:
Payments on term loans	(19,375)	—	—	(19,375)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(452,302)	—	—	(452,302)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(110,919)	—	—	(110,919)
Dividends paid	(30,765)	—	—	(30,765)
Other	396,155	(398,374)	(762)	(2,981)
Net cash flows from (used in) financing activities	159,668	(398,374)	(762)	(239,468)
Net increase (decrease) in cash and cash equivalents	90,983	(24,870)	1,033	67,146
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$551,236	$76,916	$19,256	$647,408
2011:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(91,002)	$538,633	$1,179	$448,810
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(101,844)	—	(101,844)
Divestiture of business, net	—	10,599	—	10,599
Capital expenditures	—	(37,238)	(1,842)	(39,080)
Other	—	(3,372)	(7)	(3,379)
Net cash flows used in investing activities	—	(131,855)	(1,849)	(133,704)
Cash flows from financing activities:
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(626,921)	—	—	(626,921)
Payments for Omnicare common stock repurchases	(120,114)	—	—	(120,114)
Dividends paid	(12,745)	—	—	(12,745)
Other	327,768	(299,667)	2,034	30,135
Net cash flows from (used in) financing activities	167,988	(299,667)	2,034	(129,645)
Net increase in cash and cash equivalents	76,986	107,111	1,364	185,461
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	304	(2)	302
Increase in cash and cash equivalents of continuing operations	76,986	106,807	1,366	185,159
Cash and cash equivalents at beginning of period	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of period	$537,764	$124,405	$17,474	$679,643

Note 10 – Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2012 and December 31, 2011 for the balance sheets, as well as the three and nine months ended September 30, 2012 and 2011 for the statements of comprehensive income and the statements of cash flows for the nine months ended September 30, 2012 and 2011.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.
Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,501,348	$—	$1,501,348
Cost of sales	—	—	1,130,053	—	1,130,053
Gross profit	—	—	371,295	—	371,295
Selling, general and administrative expenses	988	364	202,198	—	203,550
Provision for doubtful accounts	—	—	24,047	—	24,047
Settlement, litigation and other related charges	—	—	4,931	—	4,931
Other charges	—	—	5,036	—	5,036
Operating income (loss)	(988)	(364)	135,083	—	133,731
Interest expense, net of investment income	(37,625)	—	(1,411)	—	(39,036)
Income (loss) from continuing operations before income taxes	(38,613)	(364)	133,672	—	94,695
Income tax (benefit) expense	(15,116)	(142)	48,528	—	33,270
Income (loss) from continuing operations	(23,497)	(222)	85,144	—	61,425
Equity of net income of subsidiaries	84,922	—	—	(84,922)	—
Net income (loss)	$61,425	$(222)	$85,144	$(84,922)	$61,425
Comprehensive Income (loss)	$63,354	$(222)	$87,071	$(86,849)	$63,354
2011:
Net sales	$—	$—	$1,544,360	$—	$1,544,360
Cost of sales	—	—	1,198,299	—	1,198,299
Gross profit	—	—	346,061	—	346,061
Selling, general and administrative expenses	2,666	318	188,309	—	191,293
Provision for doubtful accounts	—	—	24,255	—	24,255
Settlement, litigation and other related charges	—	—	6,742	—	6,742
Other charges	—	—	6,718	—	6,718
Operating income (loss)	(2,666)	(318)	120,037	—	117,053
Interest expense, net of investment income	(55,578)	—	(348)	—	(55,926)
Income (loss) from continuing operations before income taxes	(58,244)	(318)	119,689	—	61,127
Income tax (benefit) expense	(22,447)	(120)	45,910	—	23,343
Income (loss) from continuing operations	(35,797)	(198)	73,779	—	37,784
Loss from discontinued operations	—	—	(9,900)	—	(9,900)
Equity of net income of subsidiaries	63,681	—	—	(63,681)	—
Net income (loss)	$27,884	$(198)	$63,879	$(63,681)	$27,884
Comprehensive Income (loss)	$24,002	$(198)	$59,992	$(59,794)	$24,002

Note 10 – Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	Nine months ended September 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$4,630,443	$—	$4,630,443
Cost of sales	—	—	3,523,702	—	3,523,702
Gross profit	—	—	1,106,741	—	1,106,741
Selling, general and administrative expenses	3,110	1,032	601,410	—	605,552
Provision for doubtful accounts	—	—	72,556	—	72,556
Settlement, litigation and other related charges	—	—	38,227	—	38,227
Other charges	35,092	—	30,665	—	65,757
Operating income (loss)	(38,202)	(1,032)	363,883	—	324,649
Interest expense, net of investment income	(103,146)	—	(2,298)	—	(105,444)
Income (loss) from continuing operations before income taxes	(141,348)	(1,032)	361,585	—	219,205
Income tax (benefit) expense	(54,772)	(400)	138,521	—	83,349
Income (loss) from continuing operations	(86,576)	(632)	223,064	—	135,856
Equity of net income of subsidiaries	222,432	—	—	(222,432)	—
Net income (loss)	$135,856	$(632)	$223,064	$(222,432)	$135,856
Comprehensive Income (loss)	$136,518	$(632)	$224,448	$(223,816)	$136,518
2011:
Net sales	$—	$—	$4,625,837	$—	$4,625,837
Cost of sales	—	—	3,608,423	—	3,608,423
Gross profit	—	—	1,017,414	—	1,017,414
Selling, general and administrative expenses	8,573	987	564,374	—	573,934
Provision for doubtful accounts	—	—	73,142	—	73,142
Settlement, litigation and other related charges	—	—	32,571	—	32,571
Other charges	—	—	10,939	—	10,939
Operating income (loss)	(8,573)	(987)	336,388	—	326,828
Interest expense, net of investment income	(123,272)	—	(766)	—	(124,038)
Income (loss) from continuing operations before income taxes	(131,845)	(987)	335,622	—	202,790
Income tax (benefit) expense	(50,062)	(371)	130,003	—	79,570
Income (loss) from continuing operations	(81,783)	(616)	205,619	—	123,220
Loss from discontinued operations	—	—	(67,479)	—	(67,479)
Equity of net income of subsidiaries	137,524	—	—	(137,524)	—
Net income (loss)	$55,741	$(616)	$138,140	$(137,524)	$55,741
Comprehensive Income (loss)	$48,946	$(616)	$132,622	$(132,006)	$48,946

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$551,236	$—	$96,172	$—	$647,408
Restricted cash	—	—	988	—	988
Accounts receivable, net (including intercompany)	—	150	901,809	(150)	901,809
Inventories	—	—	340,648	—	340,648
Deferred income tax benefits, net-current	—	—	166,171	(3,613)	162,558
Other current assets	4,401	—	175,571	—	179,972
Total current assets	555,637	150	1,681,359	(3,763)	2,233,383
Properties and equipment, net	—	25	271,411	—	271,436
Goodwill	—	—	4,256,385	—	4,256,385
Identifiable intangible assets, net	—	—	207,175	—	207,175
Other noncurrent assets	80,610	19	100,188	—	180,817
Investment in subsidiaries	5,519,287	—	—	(5,519,287)	—
Total assets	$6,155,534	$194	$6,516,518	$(5,523,050)	$7,149,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$79,586	$23	$384,071	$(150)	$463,530
Long-term debt, notes and convertible debentures	2,015,504	—	14,238	—	2,029,742
Deferred income tax liabilities	349,121	—	539,942	(3,613)	885,450
Other noncurrent liabilities	—	—	59,151	—	59,151
Stockholders' equity	3,711,323	171	5,519,116	(5,519,287)	3,711,323
Total liabilities and stockholders' equity	$6,155,534	$194	$6,516,518	$(5,523,050)	$7,149,196
As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$—	$120,009	$—	$580,262
Restricted cash	—	—	2,336	—	2,336
Accounts receivable, net (including intercompany)	—	177	931,314	(177)	931,314
Inventories	—	—	419,378	—	419,378
Deferred income tax benefits, net-current	—	—	153,989	(545)	153,444
Other current assets	3,865	—	206,772	—	210,637
Total current assets	464,118	177	1,833,798	(722)	2,297,371
Properties and equipment, net	—	17	225,240	—	225,257
Goodwill	—	19	4,250,560	—	4,250,579
Identifiable intangible assets, net	—	—	235,270	—	235,270
Other noncurrent assets	77,485	—	107,148	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$59,596	$82	$480,566	$(177)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	—	11,107	—	1,968,274
Deferred income tax liabilities	322,559	—	516,843	(545)	838,857
Other noncurrent liabilities	—	—	50,476	—	50,476
Stockholders' equity	3,795,436	131	5,593,024	(5,593,155)	3,795,436
Total liabilities and stockholders' equity	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110

Note 10 – Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(43,685)	$—	$460,588	$416,903
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(34,411)	(34,411)
Disposition of businesses	—	—	19,207	19,207
Capital expenditures	—	—	(71,433)	(71,433)
Marketable securities	(25,000)	—	—	(25,000)
Other	—	—	1,348	1,348
Net cash flows used in investing activities	(25,000)	—	(85,289)	(110,289)
Cash flows from financing activities:
Payments on term loans	(19,375)	—	—	(19,375)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(452,302)	—	—	(452,302)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(110,919)	—	—	(110,919)
Dividends paid	(30,765)	—	—	(30,765)
Other	396,155	—	(399,136)	(2,981)
Net cash flows from (used in) financing activities	159,668	—	(399,136)	(239,468)
Net increase (decrease) in cash and cash equivalents	90,983	—	(23,837)	67,146
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$551,236	$—	$96,172	$647,408
2011:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(91,002)	$—	$539,812	$448,810
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(101,844)	(101,844)
Divestiture of business, net	—	—	10,599	10,599
Capital expenditures	—	—	(39,080)	(39,080)
Other	—	—	(3,379)	(3,379)
Net cash flows used in investing activities	—	—	(133,704)	(133,704)
Cash flows from financing activities:
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(626,921)	—	—	(626,921)
Payments for Omnicare common stock repurchases	(120,114)	—	—	(120,114)
Dividends paid	(12,745)	—	—	(12,745)
Other	327,768	—	(297,633)	30,135
Net cash flows from (used in) financing activities	167,988	—	(297,633)	(129,645)
Net increase in cash and cash equivalents	76,986	—	108,475	185,461
Less increase in cash and cash equivalents of discontinued operations	—	—	302	302
Increase in cash and cash equivalents of continuing operations	76,986	—	108,173	185,159
Cash and cash equivalents at beginning of period	460,778	—	33,706	494,484
Cash and cash equivalents at end of period	$537,764	$—	$141,879	$679,643

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Omnicare, Inc. ("Omnicare" or the "Company") Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2011, which appear in the Company's 2011 Annual Report on Form 10-K ("2011 Annual Report"). All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Executive Overview

Effective September 11, 2012 the Company's Board of Directors ("BOD") appointed John L. Workman as the Chief Executive Officer of the Company. Mr. Workman was also appointed to serve on the BOD as of such date. The Company's BOD also appointed Nitin Sahney, its Chief Operating Officer, to the additional position of President, and appointed Robert O. Kraft, its Senior Vice President of Finance, to the position of Chief Financial Officer, in each case effective September 11, 2012.

Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy, commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value we believe we provide to our customers. Omnicare services customers across the United States.

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At September 30, 2012, LTC provided our pharmacy services in 47 states in the United States (“U.S.”) as well as the District of Columbia and also served approximately 1.0 million beds and dispensed approximately 28.2 million prescriptions in the third quarter of 2012.

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

In the first nine months of 2012, the Company’s SCG business continued its strong performance. Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions within the LTC business. The Company did experience a decrease in beds served in the first nine months of 2012 due primarily to the loss of a large, low margin correctional facility customer as well as the termination of several legacy accounts for collections and related issues.

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

On September 11, 2012, the Company's BOD authorized an additional $350 million in share repurchases through December 31, 2014. The BOD also authorized a quarterly cash dividend of $0.14 per share on the Company's common stock, a 100% increase over the previous quarterly dividend rate of $0.07 per share.

During the third quarter, the Company completed an amendment and extension of its senior unsecured credit agreement (as amended and restated, the "Credit Facility"). The Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan"). The interest rate applicable to the Credit Facility is, at the Company's option, a floating base rate plus an applicable margin or the London interbank offered rate ("LIBOR") plus an applicable margin. Initially, the applicable margins were set to 0.75% with respect to the floating base rate loans and 1.75% with respect to the LIBOR loans, which represents a 50 basis point reduction over the previous credit facility. The new Credit Facility also amended certain restricted payment baskets and extends the maturity of the credit facility to September 28, 2017, which provides the Company with greater financial flexibility. Also, in the first nine months of 2012, Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). In connection with the issuance of the 2042 Notes, the Company also entered into capped call transactions with a counterparty, which are intended to reduce potential dilution upon conversion of the 2042 Notes.

In the quarter ended September 30, 2012 the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a gain on the disposition of these businesses of $7.7 million and $1.8 million in the three and nine months ended September 30, 2012, respectively. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

For a further description of the Company’s business activities, see the “Business” caption of Part I, Item 1, the Company's 2011 Annual Report.

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

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for CMS's calculation of maximum reimbursement amounts under state Medicaid programs. Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid, which had generally been calculated using wholesale acquisition cost ("WAC"), will instead be calculated using average manufacturer price (“AMP”), a benchmark which has not been publicly available. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. The Company provided comments to CMS on various aspects of these releases, including the Company's assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. CMS has also released proposed regulations relating to the calculation of AMP and FULs pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FULs do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. The Company has submitted comments on these proposals. In addition, CMS is conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates. The Company submitted comments to CMS on various aspects of the proposed survey. CMS has announced that it is not including specialty pharmacies in the survey at this time. CMS has released draft NADAC amounts for comment. CMS also has released for comment draft National Average Retail Price (NARP) data, which reflects prices paid for drugs to retail community pharmacies for individuals with Medicaid, cash paying customers, and those with certain third party insurance. Any state that wishes to change its pharmacy reimbursement methodology to make use of any of the new data being published by CMS will need to submit a state plan amendment to CMS for review and approval.

Further, effective for the federal fiscal year 2012 which began October 1, 2011, CMS has reduced reimbursement rates paid to skilled nursing facilities ("SNF") for services provided under Medicare Part A by 11.1% compared to fiscal year 2011 levels. On August 2, 2012, CMS published a notice updating Medicare payment rates for skilled nursing facilities for fiscal year 2013, which began October 1, 2012. Under the notice, Medicare rates are increasing by 1.8%, compared to fiscal year 2012 amounts.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation's debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to produce a budget plan before its deadline. Therefore, since no legislation was adopted to achieve deficit reduction targets, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments will be subject to sequestration, although the reductions will be capped at 2%.

There can be no assurance that these or other legislative and regulatory changes will not adversely impact the Company's results of operations, cash flows, or financial condition as a result of a number of possible factors, including unfavorable changes in reimbursement or increased operational costs.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$1,501,348	$1,544,360	$4,630,443	$4,625,837
Operating income	133,731	117,053	324,649	326,828
Adjusted operating income (a)	143,698	130,513	428,633	370,338
Income from continuing operations	61,425	37,784	135,856	123,220
Adjusted income from continuing operations (a)	72,288	62,306	216,776	178,332

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

Net sales for the three and nine months ended September 30, 2012 were positively impacted by drug price inflation and growth in SCG.  Offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement coupled with competitive pricing issues, and a lower average number of beds served. See discussion of sales and operating income results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 24.7% and 23.9% in the three and nine months ended September 30, 2012, versus 22.4% and 22.0%, respectively, in the comparable prior year periods.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues , increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure and a lower average number of beds served.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.6% and 13.1% in the three and nine months ended September 30, 2012 versus 12.4% and 12.4% , respectively, in the comparable prior-year periods.  Operating expenses were unfavorably impacted by the increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in the Company’s non-drug purchasing program. Also, negatively impacting the rate is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income was lower in the three and nine months ended September 30, 2012 than the prior-year period primarily due to the refinancing activities completed in 2011 and certain debt redemption costs recorded in 2011 associated with the early redemption of $200 million of long-term debt and the Company's 2011 refinancing activites. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

The effective tax rates for the three and nine months are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in the third quarter of 2012.

Long-Term Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$1,165,703	$1,266,582	$3,664,759	$3,846,117
Operating income	$158,998	$126,833	$419,778	$357,104
Beds served	980	1,008	980	1,008
Scripts dispensed	28,162	28,435	85,599	86,143

LTC sales were favorably impacted by drug price inflation, which was more than offset by reductions in reimbursement primarily relating to maximum allowable costs ("MAC") coupled with competitive pricing issues related to our facilities contracts and a lower average number of beds served. Also unfavorably impacting sales was the increased availability and utilization of generic drugs. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to our customers, which also serves to reduce sales. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC.

Operating income in 2012 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as the year-over-year impact of various "special items" further discussed at the "Special Items" section of this MD&A. Operating income was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing.

Specialty Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$332,615	$274,079	$956,012	$768,031
Operating income	$31,061	$26,424	$92,881	$72,254
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

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and nine months ended September 30, 2012 and 2011 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Settlement, litigation and other related charges (i)	$4,931	$6,742	$38,227	$32,571
Other charges (ii)	5,036	6,718	65,757	10,939
Subtotal - operating expense Special Items	9,967	13,460	103,984	43,510
Amortization of discount on convertible notes (iii)	5,839	6,107	18,118	17,969
Debt redemption costs - net (iii)	8,270	20,168	12,363	21,247
Total - Special Items	$24,076	$39,735	$134,465	$82,726
Total - Special items after tax (iv)	$10,863	$24,522	$80,920	$55,112

Operating income	$133,731	$117,053	$324,649	$326,828
Operating expense Special Items	9,967	13,460	103,984	43,510
Adjusted operating income	$143,698	$130,513	$428,633	$370,338

Income from continuing operations	$61,425	$37,784	$135,856	$123,220
Total Special Items - after tax	10,863	24,522	80,920	55,112
Adjusted income from continuing operations	$72,288	$62,306	$216,776	$178,332

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the three and nine months ended September 30, 2011, was significantly impacted by losses from the divestiture of discontinued operations.  For the three and nine months ended September 30, 2011, the Company recorded a combined pretax impairment loss of approximately $19 million and $75 million to reduce the carrying value of the CRO Services and Non-Core Disposal Group to fair value based on the final terms of the divestiture.  The operating loss was primarily related to the CRO Services business and was primarily attributable to lower levels of new business added, as well as early project terminations by clients and client-driven delays in the commencement of certain projects.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2012 were $648.4 million compared with $582.6 million at December 31, 2011 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of continuing operations of $416.9 million during the nine months ended September 30, 2012, compared with net cash flows from operating activities of continuing operations totaling $447.9 million during the nine months ended September 30, 2011.  Compared to the same prior year period, operating cash flow was unfavorably impacted primarily by the year-over-year change in accounts payable and a litigation settlement payment of $50 million in 2012 relating to the Company's settlement with the Drug Enforcement Agency, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.  Further, favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which has resulted in an increase in the Company’s deferred tax liabilities during the nine months ended September 30, 2012 and 2011 of $9.6 million and $9.0 million, respectively ($167.6 million cumulative, the recorded deferred tax liability, as of September 30, 2012).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $110.3 million and $133.1 million for the nine months ended September 30, 2012 and 2011, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $34.4 million (including amounts payable pursuant to acquisition agreements relating to prior year acquisitions) in the first nine months of 2012, compared to $101.8 million in the prior year period.  Omnicare’s capital expenditures were $71.4 million for the first nine months of 2012 versus $39.1 million in the 2011 period. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service. Also, the Company received $19.2 million for the divestiture of its Canadian pharmacy and the Company's pharmacy operational software business.

Net cash used in financing activities of continuing operations was $239.5 million for the nine months ended September 30, 2012 as compared to $129.6 million for the comparable prior-year period.  In the three and nine months ended September 30, 2012, the Company amended and restated its senior unsecured credit agreement, consisting of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan") during 2012. The amendment and restatement, among other things, provided for (i) an extension of the maturity date of the credit facilities to September 28, 2017 and (ii) a reduction in pricing. Also, during the first nine months of 2012, the Company entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $ 256.9 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $390 million in aggregate principal amount of new 2042 Notes. Also, in the nine months ended September 30, 2012, the Company redeemed $25 million of its 3.25% convertible senior debentures, due 2035. The Company completed the issuance of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020 (the “Additional 7.75% Notes”) during 2011. The Company used a portion of the proceeds from its previous term loan and the Additional 7.75% Notes transactions, completed in the 2011 third quarter, to redeem approximately $425 million of the 6.875% Notes in September 2011 (with the remaining $100 million redeemed in October 2011). Also during the first nine months of 2011, the Company redeemed $200 million of its 6.125% Notes (with the remaining $50 million redeemed in October 2011).

In the nine months ended September 30, 2012, the Company repurchased approximately 3.4 million shares of the Company's common stock at an aggregate cost of approximately $111 million through its share repurchase programs, versus approximately $120 million in the nine months ending September 30, 2011. In February 2012 and September 2012, the Company's Board of Directors increased the Company's share repurchase authorization by $200 million and $350 million until February 28, 2014 and

December 31, 2014, respectively. The Company had approximately $498 million of share repurchase authority remaining as of September 30, 2012.

At September 30, 2012, there were no outstanding borrowings on the Company's revolving credit facility and $425 million outstanding on the term loan. As of September 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

On September 11, 2012, the Company’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, for an indicated annual rate of 42 cents per common share for 2012, which is 175.4% higher than the 15.25 cents per share in dividends paid during 2011.  Further, aggregate dividends paid of $30.8 million during the nine months ended September 30, 2012 were greater than those paid in the comparable prior-year period by approximately $18.0 million.

There were no known material commitments and contingencies outstanding at September 30, 2012, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; separation payments; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

The Company believes that net cash flows from operating activities, credit facilities and existing cash balances will be sufficient to satisfy its future working capital needs, debt servicing, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard.  Additionally, the Company believes that external sources of financing, including short- and long-term debt financings, are available.  Omnicare may not be able to refinance maturing debt at terms that are as favorable as those from which the Company previously benefited or at terms that are acceptable to Omnicare.  In addition, no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:
The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2012, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section at Part II, Item 7 of Omnicare’s 2011 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations	$2,455,554	$21,250	$42,500	$361,250	$2,030,554
Capital lease obligations	19,674	5,435	10,047	4,192	—
Operating lease obligations	132,318	28,654	48,536	28,025	27,103
Purchase obligations	40,298	30,717	4,802	4,779	—
Other current obligations	212,387	212,387	—	—	—
Other long-term obligations	59,151	—	41,433	7,675	10,043
Subtotal	2,919,382	298,443	147,318	405,921	2,067,700
Future interest costs relating to debt and capital lease obligations	1,455,224	90,683	180,530	179,664	1,004,347
Total contractual cash obligations	$4,374,606	$389,126	$327,848	$585,585	$3,072,047
As of September 30, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the nine months ended September 30, 2012, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of Omnicare’s 2011 Annual Report.
Critical Accounting Policies
The Company’s description of business and critical accounting policies have been disclosed in Omnicare’s 2011 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of September 30, 2012 was $297.8 million, compared with $358.7 million at December 31, 2011.  The allowance for doubtful accounts represented 24.8% and 27.8% of gross receivables (net of contractual allowance adjustments) as of September 30, 2012 and December 31, 2011, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of September 30, 2012 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $12.0 million.

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
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $425 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 4.00% at September 30, 2012 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.3 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 4.90% at September 30, 2012 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

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

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors previously disclosed in Part I, Item 1A of Omnicare’s 2011 Annual Report on Form 10-K (“2011 Annual Report”).  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2., of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare’s 2011 Annual Report. Certain information in the risk factor entitled “If we fail to comply with licensure requirements, fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties” has been updated by the discussion in the “Commitment and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in Omnicare's 2011 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended September 30, 2012 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1 -31, 2012	30	$29.98	30	$177,732
August 1 -31, 2012	320	31.82	300	168,181
September 1 - 30, 2012	621	32.66	617	498,011
Total	971	$32.30	947	$498,011
(a) During the third quarter of 2012, the Company purchased 24 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.
(b) On May 3, 2010, Omnicare announced that the Company’s Board of Directors (“BOD”) authorized a two-year program to repurchase, from time to time, shares of Omnicare’s outstanding common stock having an aggregate value of up to $200 million.  On May 26, 2011, the BOD approved an additional $100 million of share repurchase authorization extending until December 31, 2012.  On February 21, 2012, the BOD increased the share repurchase authorization by another $200 million until February 28, 2014. On September 12, 2012, the BOD increased the share repurchase authorization by an additional $350 million until December 31, 2014. In the nine months ended September 30, 2012, the Company repurchased approximately 3.4 million shares at an aggregate cost of approximately $111 million, for a cumulative amount of approximately 12.6 million shares and approximately $352 million through September 30, 2012.  Accordingly, the Company had approximately $498 million of combined share repurchase authority remaining as of September 30, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
See Index of Exhibits.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	October 31, 2012	By:	/s/ Robert O. Kraft
Robert O. Kraft Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Separation Agreement, dated as of August 9, 2012, between Omnicare, Inc. and Priscilla Stewart-Jones**	Filed Herewith
(10.2)
Amendment No. 2, dated as of September 28, 2012, to that certain Credit Agreement entered into as of August 24, 2011, as amended on September 12, 2012, among Omnicare, Inc., the lenders named therein, SunTrust Bank, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as Co-Documentation Agents.
Form 8-K October 4, 2012
(10.3)
Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among Omnicare, Inc., as the Borrower, the lenders named therein, SunTrust Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as Co-Documentation Agents.

Form 8-K October 4, 2012
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
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
** Indicates management contract or compensatory arrangement.