Form 10-K
period 2012-12-31
OMNICARE INC
filed 2013-02-19
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File No. 1-8269

OMNICARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	31-1001351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

OMNICARE, INC.
900 OMNICARE CENTER
201 E. FOURTH STREET
CINCINNATI, OHIO 45202
(Address of Principal Executive Offices)
513-719-2600
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐ No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2012) ($31.34 per share): 3,470,086,963

As of January 31, 2013, the registrant had 104,638,271 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, to be held May 22, 2013, are incorporated by reference into Part III of this report.  Definitive copies of Omnicare’s 2013 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2012 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. – BUSINESS

Background

Omnicare, Inc. ("Omnicare" or the "Company"), a corporation formed in 1981, is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses through two operating segments, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy, commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value we believe we provide to our customers. Information regarding the Company's reportable segments is presented at the “Segment Information” note of the Notes to our 2012 Consolidated Financial Statements, included at Part II, Item 8, of this filing.

Long-Term Care Group

Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2012, LTC provided our pharmacy services in 47 states in the United States (“U.S.”) and the District of Columbia. LTC comprised approximately 79% of the Company’s total net sales during the year ended December 31, 2012, and dispensed approximately 114.3 million prescriptions.

In addition to pharmaceutical distribution, we believe we provide value to our customers through our extensive clinical services, our customer-facing technology offerings and the speed at which we convert residents of our customers' facilities to lower-cost generic pharmaceuticals. With respect to our clinical services, we provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs (utilizing outcomes-based algorithm technology).  LTC also provides a suite of technology solutions based largely on our Omniview® web-based platform that is intended to improve the efficiency of our customers' operations through such tools as the electronic ordering of prescription refills, proof-of-delivery tracking, and real-time validation of Medicare Part D coverage, among others. LTC also provides a number of other products and services, including intravenous medications and nutrition products (infusion therapy products and services), respiratory therapy services, medical supplies and equipment (including billing the Medicare Part B program for eligible patients) and clinical care planning.  We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.

Operating Model

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents (by the facilities’ nursing staff for SNFs).  We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility's staff or attending physician. Our pharmacy infrastructure is primarily based on a "hub-and-spoke" network composed of 120 spoke pharmacies intended to primarily handle new prescription orders and 32 hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions (in addition to filling new prescription orders in their respective local markets). The use of automation within our pharmacies leverages our size and, we believe, distinguishes us from our competitors, by reducing our dispensing costs while improving our dispensing accuracy.

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

Omniview®

The primary component of our customer-facing technology suite, Omniview®, provides our facility customers with an innovative technological platform to improve efficiencies within their operations. Our broad range of advanced technologies allow web-based access to electronic medical records, automated pharmacy billing, on-line medication refills and returns processing, census tracking, pre-admission medication assessment and access to the Omnicare Guidelines®. Our MyOmniview web-portal is designed to address patients' and family member needs by allowing access to the patients' health records, billing information and pharmaceutical information. We also offer OmniviewDr as the physician-facing part of Omniview's technology portal, providing prescribers the ability to view patient health records, approve prescription refill requests, and view a comprehensive document library, among other time-saving and patient care-enhancing features. Additionally, OmniviewDr is the first and only electronic prescribing solution for controlled substances in institutional settings, enabling prescribers, nurse practitioners, and physician assistants to electronically transmit orders for controlled substances, as well as other medications, in real-time, directly to Omnicare pharmacies. This feature reduces the time it takes for patients to receive urgent medication while streamlining a cumbersome, manual, paper-based process.

Specialty Care Group

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market and revolve around five platforms: brand support services, supply chain solutions, patient support services, specialty pharmacy and disease management for end-of-life care. By integrating these services across SCG's platforms, we are able to provide our manufacturer clients one end to end solution for all of their needs. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer to market, to distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management. SCG accounted for approximately 21% of the Company’s total net sales during the year ended December 31, 2012.

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

Customers

At December 31, 2012, our LTC primarily serves long-term care institutions and other chronic care settings, comprising approximately 970 thousand beds in 47 states in the US and the District of Columbia.

Our SCG operates throughout the U.S., and serves a broad range of clients, including many of the major multi-national biopharmaceutical companies and hospice care agencies.

No single customer comprised more than 10% of consolidated revenues in 2012, 2011 or 2010.

Financial information with respect to geographic location is presented at the “Segment Information” note of the Notes to our 2012 Consolidated Financial Statements, included at Item 8 of this Filing.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  At December 31, 2012, we had pharmacy licenses, or pending applications, for each pharmacy we operate.  In addition, many states regulate out-of-state pharmacies as a condition of the delivery of prescription products to patients in their states.  Our pharmacies hold the requisite licenses applicable in these states.  In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

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

Drug Pedigree Regulations.  Federal and state laws impose "drug pedigree" regulations on wholesale distributors.  These regulations generally require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy.  Some states have adopted or are considering adopting electronic pedigree tracking laws. Effective July 2016, California will require pharmaceutical wholesalers and repackagers to implement electronic track-and-trace capabilities for pharmaceutical products. Supply chain laws and regulations such as these could increase the overall regulatory burden and costs associated with our distribution business.  We believe we are in compliance with federal and state regulations currently in effect.  These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application which could adversely affect our results of operations, cash flows and financial condition.

Medicare and Medicaid. Our business has long operated under regulatory and cost containment pressures from federal and state laws primarily affecting Medicare and Medicaid.  We have historically received reimbursement from Medicare (primarily under the Part A and D programs and to a lesser extent the Part B program) and Medicaid programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments (including freezes and funding reductions), administrative rulings and executive orders, all of which may adversely affect our business.  Payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may not continue to be based on current methodologies or remain comparable to present levels.  In this regard, we may be subject to payment reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs.  In addition, numerous state governments are experiencing budgetary pressures that may result in Medicaid payment reductions and/or delays in payment to us or our customer nursing facilities.

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

Employees

At December 31, 2012, we employed approximately 14,400 persons in our continuing operations, (including approximately 1,200 part-time employees), all of which are located within the U.S.

Executive Officers of the Company

Our executive officers of the Company at the time of this filing are as follows:

			First Elected to
Name	Age	Office (1)	Present Office
John L. Workman	61	Chief Executive Officer (2)	September 11, 2012
Nitin Sahney	49	President and Chief Operating Officer (3)	September 11, 2012
Robert O. Kraft	42	Senior Vice President and Chief Financial Officer (4)	September 11, 2012
Alexander M. Kayne	40	Senior Vice President, General Counsel and Secretary (5)	April 4, 2011

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)
Mr. Workman was appointed Chief Executive Officer on September 11, 2012. Mr. Workman served as Interim Chief Executive Officer and Chief Financial Officer since June 2012, as President and Chief Financial Officer from February 2011 to June

2012 and as Executive Vice President and Chief Financial Officer from November 2009 to February 2011. From 2004 to 2009, he served as Executive Vice President and Chief Financial Officer of HealthSouth. Prior to joining HealthSouth, Mr. Workman served as Chief Executive Officer of U.S. Can Corporation where he also served as Chief Operating Officer and Chief Financial Officer during his six-year tenure. Before that, he spent more than 14 years with Montgomery Ward & Company, Inc., serving in various capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG, where he was a partner.

(3)
Mr. Sahney was appointed President and Chief Operating Officer on September 11, 2012.  Mr. Sahney served as Omnicare's Chief Operating Officer since June 2012 and as Executive Vice President and President - Specialty Care Group from November 2010 to June 2012. Prior to joining Omnicare, Mr. Sahney managed a healthcare investment fund since October 2007. Before that, Mr. Sahney served as President and CEO of RxCrossroads, a specialty pharmaceutical services company acquired by Omnicare in 2005, from 2001 until August 2007. Prior to his involvement with RxCrossroads, Mr. Sahney held a number of management positions with Cardinal Healthcare, beginning in September 1993.

(4)
Mr. Kraft was appointed Senior Vice President and Chief Financial Officer on September 11, 2012. Mr. Kraft served as Omnicare's Senior Vice President - Finance since November 2010. Prior to joining Omnicare, Mr. Kraft spent 18 years with PricewaterhouseCoopers, where he was a partner.

(5)
Mr. Kayne was appointed Senior Vice President, General Counsel and Secretary on April 11, 2011.  From November 2010 to April 2011, Mr. Kayne served as Interim General Counsel and Secretary of Omnicare. Prior to joining Omnicare, Mr. Kayne was a partner with Dewey and LeBoeuf LLP in its litigation department. In May 2012, Dewey & LeBoeuf LLP filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

Available Information

We make available, free of charge, on or through our Corporate Web site, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549.  Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.  Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

We also post on our Corporate Web site the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Audit Committee Charter

•	Compliance Committee Charter

•	Compensation Committee Charter

•	Nominating and Governance Committee Charter

•	Executive Committee Charter

Copies of these documents are also available in print to any stockholder who requests them by writing our Corporate Secretary at:

Omnicare, Inc.
900 Omnicare Center
201 East Fourth Street
Cincinnati, OH 45202

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

In 2012, approximately 49% of our revenue was derived from beneficiaries covered under the Medicare Part D program, and 21% was paid by SNFs for drugs covered under Medicare Part A.  Our reimbursement under the Part D Program, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager (“PBM”) representatives.  Likewise, our reimbursement from SNFs for drugs is determined pursuant to our agreements with them.  Certain of these contracts are terminable upon prior notice by the other party.  We cannot provide assurance that we will be able to replace terminated or expired contracts on terms as favorable as the existing contracts or at all.  The termination or modification of these agreements could adversely affect our reimbursement from these sources, which could have a material adverse effect on our results of operations.  Further, termination of our agreement with a long term care facility or similar customer generally terminates our provision of services to any of the residents of the given facility, resulting in the loss of revenue from any source for those residents.  If a SNF experiences financial difficulty, this could lead to payment disputes and ultimately to the termination of the contract. Additionally, the proportion of our Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Part D Plans, Part D Plan consolidation or other factors, which could also adversely affect our revenue.    The Company’s payor mix (as a percentage of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements.  Many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  Any changes which lower reimbursement levels under Medicare, Medicaid or other programs could reduce our future revenue.  These changes may include modifications in the timing or processing of payments, Medicare competitive bidding for certain medical equipment and supplies, and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures.  In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

We derive a significant portion of our revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for CMS’s calculation of maximum prescription drug reimbursement amounts under state Medicaid programs, as discussed below under "Changes in industry pricing benchmarks could materially impact our financial performance." Further, effective for federal fiscal year 2012 which began October 1, 2011, CMS has reduced reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 11.1% compared to fiscal year 2011 levels. On August 2, 2012, CMS published a notice updating Medicare payment rates for skilled nursing facilities for fiscal year 2013, which began October 1, 2012. Under the notice, Medicare rates are increasing by 1.8%, compared to fiscal year 2012 amounts.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to produce a budget plan before its deadline, which under the terms of the Budget Control Act was scheduled to trigger an enforcement mechanism known as sequestration to make a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments would be subject to sequestration, although the reductions would be capped at 2%. Sequestration was delayed for two months, however, by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. During this time period, Congress and the President are expected to consider alternative deficit reduction options, which potentially could include provisions that reduce federal spending on the Medicare and Medicaid programs. If sequestration ultimately is imposed, or alternative legislation is adopted that reduces funding for Medicare and/or Medicaid, it could adversely affect the Company's business.

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

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Most of our contracts and fee schedules utilize the WAC or AWP standard. Recent events have raised uncertainties as to whether payors will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Also, pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had been calculated using WAC will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. The Company has provided comments to CMS on various aspects of these draft FULs and methodology, including the Company's assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. CMS has also released proposed regulations relating to the calculation of AMP and FULs pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FULs do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. The Company has submitted comments on these proposals. In addition, CMS has begun conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates, and has released draft NADAC amounts for comment. The Company has submitted comments to CMS on various aspects of the proposed NADAC. CMS also has released for comment draft National Average Retail Price (NARP) data, which reflects prices paid for drugs to retail community pharmacies for individuals with Medicaid, cash paying customers, and those with certain third party insurance.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2013, contemplate what we have estimated to be the most probable impact resulting from the short- or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable than those estimated in formulating such projections.

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

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. From time to time we receive government inquiries from federal and state agencies regarding compliance with various healthcare laws. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, Congress has enacted health reform legislation that expands federal health care fraud enforcement authorities. We cannot predict at this time the costs associated with compliance with such law.

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

Our Company and the healthcare industry generally are required to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system.  Many states have similar laws applicable to the Company.  In many of our operations, we are a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so.  We also provide services to customers that are healthcare providers themselves and we are required to provide satisfactory written assurances to those customers through our contractual agreements that we will provide our services in accordance with the requirements of the HIPAA standards.  Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers and direct action by the federal government, including penalties.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a major final rule modifying the HIPAA Privacy, Security, Breach and Enforcement Rules, including revisions made by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). While we are still reviewing the extensive provisions of the rule, it generally appears to expand privacy and security requirements for business associates of entities that receive protected health information, increase penalties for noncompliance, and strengthen requirements for reporting of breaches, among other changes. The rule is effective March 23, 2013, and covered entities and business associates must comply with the applicable requirements of this final rule by September 23, 2013. We cannot determine at this time the cost of compliance with the new requirements. In addition to HIPAA, the Company works to ensure that it adheres to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.  We believe we fully comply with current HIPAA rules, including the associated changes to HIPAA pursuant to the HITECH Act, and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

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

At December 31, 2012, our total consolidated long-term debt accounted for approximately 37.0% of total capitalization.  In addition, we and our subsidiaries may be able to incur substantial additional debt in the future.  The instruments governing our current indebtedness contain restrictions on our incurrence of additional debt.  These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions.  Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

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

We are required to analyze goodwill and other intangible assets for impairment. Factors out of the Company's control, including, but not limited to the economic environment, Omnicare's market capitalization, and anticipated cash flows of the Company could require us to record an impairment charge for goodwill. The accounting guidance establishes a method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. As of December 31, 2012, we had approximately $4.3 billion of goodwill which represented 60.9% of our total assets. If an impairment is found to exist, we will be required to record a non-cash asset impairment charge which could be significant. For additional information regarding our goodwill see the "Goodwill and Other Intangible Assets" note of the Notes to Consolidated Financial Statements and the Goodwill caption of our "Critical Accounting Policies" at Part II, Item 7 of this Filing.

Implementation of our new enterprise resource planning information technology system may result in unexpected costs and business interruptions.

We are currently designing and implementing, a new company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our existing operating and accounting systems. Capital expenditures for our new ERP software system for fiscal 2013 and beyond will depend upon the pace of conversion of our legacy systems. The new ERP system is being implemented in phases spanning the next several years. The Company is beginning the implementation of the first phase at pilot locations beginning in early 2013 with rollouts to other locations beginning in the second half of 2013. If the implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management's time, diverting their attention from our operations and strategy.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

Our facilities include offices, distribution centers, warehouses and other key operating facilities (such as institutional pharmacies) in various locations within the United States. At December 31, 2012, the Company operated a total of 202 facilities. LTC has 189 facilities, 8 of which were owned, in 44 states within the U.S. (excluding Alaska, Hawaii, North Dakota, Wyoming, Vermont and Delaware) representing approximately 2.7 million square feet. SCG operates 9 leased facilities in South Carolina, Florida, Kentucky, Pennsylvania, Tennessee and Ohio, representing 0.6 million square feet. Our Corporate/Other segment has 4 leased facilities which includes the Company's headquarters in Cincinnati, Ohio and locations in Ohio, Kentucky, Pennsylvania and the District of Columbia, representing approximately 0.2 million square feet. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

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

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange, and the following table sets forth the ranges of high and low sales prices during each of the calendar quarters of 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	$36.26	$32.12	$30.89	$24.41
Second Quarter	$36.48	$29.24	$33.01	$30.24
Third Quarter	$36.28	$29.76	$32.99	$25.02
Fourth Quarter	$36.81	$32.53	$35.27	$20.36

The number of holders of record of our Common Stock on January 31, 2013 was 2,057.  This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2007 in each of the Common Stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care index.

	December 31,
	2007	2008	2009	2010	2011	2012
Omnicare, Inc.	$100.00	$122.14	$106.77	$112.65	$153.64	$162.99
S&P 500	100.00	63.01	79.68	91.68	93.62	108.59
S&P 500 Health Care Index	100.00	77.21	92.42	95.10	107.21	126.39

Dividends

On February 13, 2013, the Board of Directors approved a quarterly cash dividend of 14 cents, for an indicated annual rate of 56 cents per common share for 2013, which is greater than the total annual dividend amount paid per common share for the 2012 and 2011 years (the quarterly dividends are presented in the "Summary of Quarterly Results " note of the Notes to Consolidated Financial Statements).  It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.  In addition, our senior credit facility and other agreements governing our indebtedness impose restrictions on our ability to pay dividends.

Stock Repurchases

A summary of Omnicare’s repurchases of the Company’s common stock during the quarter ended December 31, 2012 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Are Eligible To Be Purchased Under the Plans or Programs (b)
October 1 - 31, 2012	—	$—	—	$498,011
November 1 - 30, 2012 (c)	6,776	34.28	6,642	219,963
December 1 - 31, 2012	1	36.40	—	219,963
Total	6,777	$34.28	6,642	$219,963

(a) During the fourth quarter of 2012, the Company purchased 135 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through December 31, 2012 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$219,963

(c) On November 29, 2012 the Company entered into an accelerated share repurchase ("ASR") agreement with Goldman, Sachs & Co. ("Goldman") pursuant to which the Company will repurchase $250 million of its outstanding common stock, and received an initial delivery of approximately 5.8 million shares of its common stock from Goldman. The specific number of shares that the Company ultimately will repurchase under the ASR Agreement will be based generally on the average of the daily volume-weighted average price per share of the Company's common stock during a repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman. The ASR Agreement is part of the stock repurchase program authorized on September 12, 2012. For further description of the Company’s ASR Agreement, see the “Common Stock Repurchase” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

In the year ended December 31, 2012, the Company repurchased approximately 10 million shares at an aggregate cost of approximately $339 million, for a cumulative amount of approximately 19.2 million shares and approximately $580 million through December 31, 2012.  Accordingly, the Company had approximately $220 million of share repurchase authority remaining as of December 31, 2012 after factoring the remaining $50 million equity forward contract from the ASR program.

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

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)

	For the years ended or at December 31,
	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
Net sales	$6,160,388	$6,182,922	$6,030,670	$6,001,053	$5,992,450
Income from continuing operations	194,874	161,532	14,464	234,695	129,699
Diluted earnings per common share - continuing operations	1.73	1.41	0.13	2.00	1.10
Dividends per common share	0.42	0.1525	0.11	0.09	0.09
Diluted weighted average number of common shares outstanding	112,988	114,781	116,927	117,777	118,313

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$454,213	$580,262	$494,484	$275,707	$214,666
Total assets	6,989,264	7,193,110	7,311,520	7,272,211	7,398,352
Long-term debt (excluding current portion), net of swap	2,030,030	1,968,274	2,106,758	1,980,239	2,352,822
Stockholders' equity	3,505,712	3,795,436	3,818,761	3,878,810	3,657,686

OTHER FINANCIAL DATA:
Net cash flows from operating activities of continuing operations	$544,484	$549,399	$368,903	$480,715	$433,589
Capital expenditures	(99,920)	(62,806)	(23,517)	(29,231)	(57,041)

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

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2012, LTC provided our pharmacy services in 47 states in the United States (“U.S.”) as well as the District of Columbia and also served approximately 970 thousand beds. LTC comprised approximately 79% of the Company’s total net sales during the year ended December 31, 2012, and dispensed approximately 114.3 million prescriptions.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, supply chain solutions, patient support services, specialty pharmacy and disease management for end-of-life care. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. In our end-of-life care platform, Omnicare provides hospice care pharmaceutical management. SCG accounted for approximately 21% of the Company’s total net sales during the year ended December 31, 2012.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and its relative position in the growing specialty care market supported by strong cash flows. Omnicare believes its business model is appropriately aligned with its customers, payors and patients; many of the factors that benefit the Company, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on the Company's key constituencies. Because of this factor, Omnicare believes it can play a role in solving our country's healthcare cost dilemma while striving for positive patient outcomes.

Effective September 11, 2012 the Company's Board of Directors ("BOD") appointed John L. Workman as the Chief Executive Officer of the Company. Mr. Workman was also appointed to serve on the BOD as of such date. Mr. Workman's appointment follows the Board's previous acceptance of John Figueroa's resignation as CEO and a Director of the Company. The Company's BOD also appointed Nitin Sahney, Chief Operating Officer, to the additional position of President, and appointed Robert O. Kraft, Senior Vice President of Finance, to the position of Senior Vice President and Chief Financial Officer, in each case effective September 11, 2012.

In 2012, SCG continued it's rapid growth, driven by strong performance across all platforms. Further, recently launched generic drugs generated savings to Omnicare's LTC customers and Omnicare, serving to more than offset the infrastructure and human capital investments as well as payor driven reimbursement reductions within LTC. The Company did experience a decrease in beds served in 2012 due primarily to the loss of a large, low margin correctional facility customer as well as the termination of several legacy accounts for collections and related issues.

During 2012, the Company's BOD authorized an additional aggregate $550 million in share repurchases and also increased the quarterly cash dividend to $0.14 per share on the Company's common stock, a 100% increase over the previous quarterly dividend rate of $0.07 per share. Also, on November 29, 2012, the Company entered into an accelerated share repurchase ("ASR") program with Goldman, Sachs & Co. ("Goldman") pursuant to which the Company will repurchase $250 million of its outstanding common stock. The ASR program is part of the Company's previously disclosed share repurchase program and is expected to be completed in the first half of 2013.

Also during 2012, the Company completed an amendment and extension of its senior unsecured credit agreement (as amended and restated, the "Credit Facility") with more favorable overall pricing. The Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan"). Further, during 2012, Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). In connection with the issuance of the 2042 Notes, the Company also entered into capped call transactions with a counterparty, which are intended to reduce potential dilution upon conversion of the 2042 Notes.

In the year ended December 31, 2012 the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a net gain on the disposition of these businesses of $1.8 million, which is reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

For further description of the Company’s business activities, see the “Business” caption of Part I, Item 1, of this Filing.

Outlook

Historically, Omnicare's growth was driven largely by acquisitions. The Company has shifted its focus to become more operationally driven and customer-focused in an effort to make the organization more efficient and establish consistent organic growth. The Company's strategy has three key priorities:

•	Establish consistent net organic growth in LTC

•	Continue growth momentum in SCG

•	Efficient allocation of capital/return of capital to shareholders

Beginning in 2010, Omnicare instituted a number of structural and organizational changes that began to impact the customer experience with the initial focus on retention. The Company has seen results from this focus on retention levels, but believes much more can be done in this area by creating a foundation from which the Company can achieve operational excellence. Starting in June 2012, the Company began the implementation of a multi-phase plan with the additional goal of achieving consistent organic growth. This plan involves improving operations at under performing locations and the application of a sales transformation model. The Company began implementing and executing on this sales transformation model in late 2012 and also began to add new sales talent to the organizational structure, while also launching a sales training program across the organization. The final phase is strategic and long-term and consists of analyzing the results of the other phases and optimizing a strategy to align the Company to longer-term industry trends. The Company has made operating progress in the last half of 2012 and believes it will be in a better position to leverage its operational structure and further enhance its value proposition to potential and existing customers by the second half of 2013.

Just as Omnicare has invested in the underlying operations within LTC, it has similarly repositioned its SCG to better capitalize on the attractive growth characteristics within the specialty pharmaceutical market. Until late 2010, the businesses that now encompass Omnicare's SCG operated nearly independently, realizing few synergies from our other businesses. Since creating SCG, however, these businesses have reported into a single management team that is focused on better leveraging the assets of these specialty care businesses. Beginning in 2011, the Company made a number of organizational investments in SCG to further advance capabilities while improving sales results, especially in the fee-for-service operating platforms (third party logistics, brand support services, patient assistance programs). Through these efforts, Omnicare built a manufacturer-focused sales organization, and the Company is encouraged by the results of this group which has seen significant growth in sales and operating profit since the realignment. The specialty care industry is out pacing the broader pharmaceutical industry, and the Company believes its recent investments in SCG will position us well to maximize our opportunities within this rapidly growing market.

In addition to repositioning its two primary businesses for organic growth, Omnicare has made a number of recent investments to improve the efficiency of its operations while improving dispensing and thereby enhancing patient care. Specifically, the Company is in the process of transitioning from two primary billing-and-dispensing systems to one new technology platform. While this is a multi-year integration, the Company currently expects to benefit from this initiative beginning in 2013. Separately, Omnicare is also piloting several new automation capabilities within its pharmacies and on site at its customer facilities. If the pilots are successful, these initiatives are expected to have a broader launch in mid-2013 and would then be expected to positively impact profitability beginning in 2014. Omnicare believes a continued focus on standardizing its operations, both within LTC and SCG, will be a source of earnings growth while also adding to the cost advantage the Company possesses over most of its competitors.

In addition to the Company's internally driven growth objectives, there are certain pharmaceutical market dynamics and demographic developments that may continue to alter the landscape of the industries in which Omnicare competes. Specifically, both generic drugs and specialty pharmaceuticals have steadily increased their respective shares of the overall market, and Omnicare believes it is positioned well to capitalize on the continued developments in both areas. With respect to generic drugs, Omnicare uses its direct sourcing infrastructure to maintain a purchasing advantage while rapidly converting residents to newly available generic alternatives. Because Omnicare generally makes a higher profit on generic drugs than branded alternatives, the Company believes its interests are fully aligned with its customers and payors; as Omnicare benefits from these lower cost alternatives, so do its customers, payors and the residents it serves. Numerous branded drugs the Company dispenses in high volumes are expected to lose patent exclusivity over the next few years, creating an attractive growth opportunity for Omnicare while also enabling its customers to better manage through any industry cost pressures.

With respect to specialty pharmaceuticals, a number of new treatment alternatives have become available for such complicated therapeutic categories as multiple sclerosis and rheumatoid arthritis. Omnicare believes that, through SCG, it is well-positioned to benefit from the continued introduction of new large-molecule compounds and other specialty pharmaceutical therapies. As more of these products enter the market, the Company believes the demand for commercialization services, such as reimbursement support and third party logistics, will continue to increase.

Demographic trends indicate that demand for long-term care will increase well into the middle of this century as the elderly population grows significantly.  Moreover, those over 65 years old consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population.  There is widespread consensus that appropriate pharmaceutical care is generally considered the most cost-effective form of treatment for the chronic ailments afflicting the elderly while also improving the quality of life.  These factors are expected to result in a meaningful increase in demand for the geriatric pharmaceutical industry as a potential means to permit our country to maintain the level of services provided under its government-sponsored healthcare programs while ensuring healthcare costs are contained.

In order to fund this growing demand, the Company believes that the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies.  While it cannot at this time predict the ultimate effect of any of these initiatives on Omnicare’s business, management believes that the Company’s expertise in geriatric pharmaceutical care and pharmaceutical cost management position Omnicare to help meet the challenges of today’s healthcare environment, although changes in government reimbursement regulations could significantly adversely impact our operating results. In addition to any potential impacts associated with these regulatory and other matters, factors that could negatively impact the Company's future operating results include the impact of pricing adjustments, increasing competitive pressures, bed losses which may result from ongoing competition, and an increase in its payroll cost resulting from our operational initiatives.

Consolidated Results of Operations

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	For the years ended December 31,
	2012	2011	2010
Net sales	$6,160,388	$6,182,922	$6,030,670
Operating income	447,178	432,943	189,154
Adjusted operating income (a)	564,356	504,710	498,594
Income from continuing operations	194,874	161,532	14,464
Adjusted income from continuing operations (a)	287,870	244,108	247,315

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

2012 vs. 2011

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

Gross profit as a percentage of total net sales was 24.1% for the year ended December 31, 2012, as compared with 22.3% in 2011.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure and a lower average number of beds served.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.3% in 2012, versus the 12.5% experienced in the prior-year period.  Operating expenses for the year ended December 31, 2012 were unfavorably impacted by increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in the Company’s non-drug purchasing program. Also, negatively impacting the rate is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income, was lower in 2012 than the prior-year period primarily due to the refinancing activities completed in 2012 and 2011 and certain debt redemption costs recorded in 2011 which were higher than similar costs recorded in 2012. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

The effective tax rates are different than the federal statutory rates largely as a result of the impact of state and local income taxes and certain non-deductible litigation costs. The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to litigation settlements in 2011. See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

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

The decrease in the provision for doubtful accounts in 2011 over 2010 was primarily due to the unfavorable impact in 2010 of the fourth quarter 2010 implementation of a different strategic approach for the resolution of past due accounts being disputed and/or in litigation, resulting in the Company recording an incremental charge of $48.5 million in 2010, which was partially offset by increased provisioning in 2011 under the new approach.

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

Long-Term Care Group Segment

	For the years ended December 31,
	2012	2011	2010
Net sales	$4,848,341	$5,123,477	$5,175,730
Operating income	$562,675	$476,800	$374,110
Beds served	970	1,010	1,023
Scripts dispensed	114,319	115,074	114,573

2012 vs. 2011

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

Specialty Care Group Segment

	For the years ended December 31,
	2012	2011	2010
Net sales	$1,301,761	$1,044,191	$838,790
Operating income	$129,218	$98,938	$75,039

2012 vs. 2011

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

Operating income in 2011 was favorably affected primarily by the same factors as those impacting the net sales increase and the year-over-year impact of a $13.3 million asset impairment charge taken in the prior year related to the Company's hospice business.  Partially offsetting these factors was the unfavorable impact of mix within the SCG segment toward business with lower margins and other competitive pricing pressures.

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three years ended December 31, 2012 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the years ended December 31,
	2012	2011	2010
Settlement, litigation and other related charges (i)	$49,375	$55,674	$113,709
Other charges (ii)	67,803	16,093	147,231
Provision for doubtful accounts (iii)	—	—	48,500
Subtotal - operating expense Special Items	117,178	71,767	309,440
Amortization of discount on convertible notes (iv)	24,073	24,195	29,536
Debt redemption costs - interest expense (iv)	12,363	25,491	14,297
Gain on sales of rabbi trust assets (v)	—	—	(3,606)
Total Special Items	$153,614	$121,453	$349,667
Total Special Items - aftertax (vi)	$92,996	$82,576	$232,851

Operating income	$447,178	$432,943	$189,154
Operating expense Special Items	117,178	71,767	309,440
Adjusted operating income	$564,356	$504,710	$498,594

Income from continuing operations	$194,874	$161,532	$14,464
Total Special Items - aftertax	92,996	82,576	232,851
Adjusted income from continuing operations	$287,870	$244,108	$247,315

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing ("Notes to Consolidated Financial Statements").

(ii)	See further discussion at the “Other Charges” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(iii)	See further discussion at the “Accounts Receivable” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(iv)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(v)	See further discussion at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

(vi)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the year ended December 31, 2011 was negatively impacted by losses from the divestiture of discontinued operations. The loss from operations of the home healthcare and related ancillary businesses (the “Disposal Group”) and Tidewater (collectively the “Non-Core Disposal Group”) for the year ended December 31, 2011 in comparison to the same prior year period, primarily reflects the divestiture of the home infusion portion of the Disposal Group in November 2010 and the divestiture of Tidewater in April 2011. Additionally, during the year ended December 31, 2011 the Non-Core Disposal Group recorded an impairment loss of $23 million to reduce the carrying value of DME (the remaining portion of the Disposal Group) and Tidewater to fair value based on the final terms of the divestitures. For the year ended December 31, 2010, the Non-Core Disposal Group recorded an impairment loss of $10.3 million to reduce the carrying value of the Disposal Group to fair value as of December 31, 2010.

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

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

Impact of Inflation

The Company estimates that the impact of drug price inflation on its cost of sales for its highest dollar products during the three years ended December 31, 2012 ranged between approximately 5% to 8%. However, the impact on Omnicare's net income is significantly lower, inasmuch as government and other reimbursement formulas, which impact sales, generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2012 were $455.3 million compared with $582.6 million at December 31, 2011 (including restricted cash amounts).

The Company generated net cash flows from operating activities of continuing operations of $544.5 million during the year ended December 31, 2012, compared with $549.4 million and $368.9 million during the years ended December 31, 2011 and 2010, respectively.  Operating cash flows in 2012 were used primarily for debt payments, acquisition-related payments, capital expenditures, stock repurchases and dividend payments.   Net cash flows from operating activities during the year ended December 31, 2012 were unfavorably impacted primarily by the year-over-year change in accounts payable and a litigation settlement payment of $50 million in 2012 relating to the Company's settlement with the Drug Enforcement Agency, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements. Net cash flows from operating activities were also impacted by a deposit made with our drug wholesaler in the fourth quarter of $45 million; the Company made an additional $19.8 million payment in the first quarter of 2013.  Net cash flows from operating activities during the year ended December 31, 2011 were favorably impacted by the year-over-year change in net income, inventories, accounts payable and non-trade receivables, which was partially offset by the reduced favorable impact of trade accounts receivable in comparison to the prior year, as well as tender premiums relating to the Company's debt restructuring activities (see further information in the cash flows used in financing activities discussion below). Net cash flows from operating activities during the year ended December 31, 2010 were unfavorably impacted by the decrease in net income as well as the year-over-year change in inventories due to large inventory reductions in 2009. These unfavorable impacts were partially offset by a year-over-year reduction in accounts receivable as well as in the cash requirements relating to accounts payable activity.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes due 2025 and 2042.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2012 and 2011 of $15.0 million and $10.4 million, respectively ($173 million cumulative as of December 31, 2012).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $139.3 million, $154.8 million and $125.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.  Acquisitions of businesses required outlays of $34.9 million (including amounts payable relating to pre-2012 acquisitions) in 2012 relating to one acquisition.  Acquisitions of businesses during 2011 and 2010 required cash payments of $101.9 million and $111.8 million, respectively.  The 2012, 2011 and 2010 acquisition related outlays were funded primarily by operating cash flows.  In the year ended December 31, 2012 the Company received $19.2 million for the divestiture of its Canadian pharmacy and the Company's pharmacy operational software business. In the year ended December 31, 2011, the Company had net cash flows of approximately $13.1 million primarily relating to the divestiture of its CRO Services, Medical Equipment and Tidewater group purchasing businesses. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures. The Company's capital expenditures were $99.9 million, $62.8 million and $23.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities was $531.2 million, $308.8 million and $24.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.  In 2012, the Company amended and restated its credit facility providing for more favorable overall pricing and an extension of the maturity date. The new facility consists of a $300 million, five-year senior unsecured revolving credit facility and a $425 million, five-year senior unsecured term loan facility. The credit agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the commitments under the credit agreement by up to $300 million in the aggregate. The Company's obligations under the credit agreement are unsecured and are guaranteed by the subsidiaries of the Company, subject to certain exemptions. The credit agreement will mature on September 28, 2017. The interest rate applicable to the credit agreement is, at the Company's option, a floating base rate plus an applicable margin or the London interbank offered rate (LIBOR) plus an applicable margin. At December 31, 2012, the interest rate on the term loan was 1.97%. The applicable margins for the credit agreement may increase or decrease based on the Company's consolidated total leverage ratio as specified in the credit agreement.

Also, during 2012, the Company entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $ 256.9 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $390 million in aggregate principal amount of new 2042 Notes. The Company also redeemed $25 million of its 3.25% convertible senior debentures, due 2035. During 2011, the Company completed the issuance of an additional $150 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2020, redeemed $525 million of the 6.875% Senior Subordinated Notes due 2015 and redeemed $250 million of its 6.125% senior subordinated notes, due 2013. In 2010, the Company completed the issuance of $400 million aggregate principal amount of 7.75% Senior Subordinated Notes, due 2020, using the proceeds to purchase all $225 million of the Company’s 6.75% senior subordinated notes, due 2013. Also in 2010, the Company completed the issuance of $575 million of 3.75% Convertible Senior Subordinated Notes, due 2025, using a portion of the proceeds to purchase $525 million of the Company’s 3.25% Convertible Debentures, which resulted in an economic gain (calculated as the difference between the $525 million face value of the extinguished debt and the actual amount paid by the Company to repurchase the debt of approximately $499 million) of approximately $26 million (even though the Company was required to recognize an accounting loss of $25.6 million due to its application of the authoritative guidance for convertible debt).  Further during 2010, the Company paid off the remaining $125 million on the senior term A loan component of the 2005 Credit Facility.

At December 31, 2012, there were no outstanding borrowings on the 2012 Revolving Credit Facility and $420 million outstanding on the Term Loan.  As of December 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through December 31, 2012 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$219,963

As part of the share repurchase program, on November 29, 2012, the Company entered into an accelerated share repurchase ("ASR") agreement with Goldman, Sachs & Co. ("Goldman") pursuant to which the Company will repurchase $250 million of outstanding common stock.

Pursuant to the ASR Agreement, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The specific number of shares that the Company ultimately will repurchase under the ASR Agreement will be based generally on the average of the daily volume-weighted average price per share of the Company's common stock during a repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman. The transaction is expected to be completed during the first half of 2013.

The Company had approximately $220 million of share repurchase authority remaining as of December 31, 2012, considering the remaining $50 million equity forward contract related to the ASR . In the year ended December 31, 2012, the Company repurchased approximately 10 million shares (including shares pursuant to the ASR agreement) at an aggregate cost of approximately $339 million, for a cumulative amount of approximately 19.2 million shares and approximately $580 million through December 31, 2012.   In the year ended December 31, 2011 the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million. In the year ended December 31, 2010 the Company repurchased approximately 4.4 million share at an aggregate cost of approximately $101 million.

On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of 14 cents per share for an indicated annual rate of 56 cents per common share for 2013, which is greater than the annual dividends paid per common share for the 2012 and 2011 years.  Aggregate dividends of $45.2 million paid during 2012 were higher than the $17.2 million paid in 2011 and the $12.8 million paid in 2010, due primarily to an increase in dividends paid per common share to 42 cents in 2012 as compared to 15 cents and 11 cents per common share paid in 2011 and 2010, respectively.

There were no known material commitments and contingencies outstanding at December 31, 2012, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements, and the “Legal Proceedings” section at Part I, Item 3 of this Filing.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt obligations	$2,450,242	$21,250	$42,500	$355,938	$2,030,554
Capital lease obligations	23,685	6,463	11,683	5,539	—
Operating lease obligations	119,044	28,367	47,487	27,795	15,395
Purchase obligations	29,876	21,149	4,802	3,925	—
Other current obligations	207,574	207,574	—	—	—
Other long-term obligations	51,315	2,448	34,573	3,739	10,555
Subtotal	2,881,736	287,251	141,045	396,936	2,056,504
Future interest relating to debt and
capital lease obligations(a)	1,423,548	89,950	179,562	176,387	977,649
Total contractual cash obligations	$4,305,284	$377,201	$320,607	$573,323	$3,034,153

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

As of December 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:
As of December 31, 2012, the Company had two unconsolidated entities, Omnicare Capital Trust I (the “Old Trust”) and Omnicare Capital Trust II (the “New Trust”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities due 2033 (the “Old Trust PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “New Trust PIERS”), respectively.  For financial reporting purposes, the Old Trust and New Trust are treated as equity method investments of the Company.  The Old Trust and New Trust are 100%-owned finance subsidiaries of the Company.  The Company has fully and unconditionally guaranteed the securities of the Old Trust and New Trust.  The Old 4.00%

Debentures issued by the Company to the Old Trust and the 4.00% Convertible Debentures issued by the Company to the New Trust in connection with the issuance of the Old Trust PIERS and the New Trust PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures.  Additionally, the related disclosures concerning the Old Trust PIERS and the New Trust PIERS, the guarantees, and the Old 4.00% Debentures and 4.00% Convertible Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements.  Omnicare records interest payable to the Old Trust and New Trust as interest expense in its consolidated statement of income.

As of December 31, 2012, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $420 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.97% at December 31, 2012 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.2 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550.0 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 4.77% at December 31, 2012 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market (Level 1) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2012		December 31, 2011
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020, gross	$550,000	$614,600	$550,000	$591,300
3.75% convertible senior subordinated notes, due 2025
Carrying value	204,608	—	361,345	—
Unamortized debt discount	113,446	—	213,655	—
Principal amount	318,054	459,600	575,000	816,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	206,266	—	203,675	—
Unamortized debt discount	138,734	—	141,325	—
Principal amount	345,000	331,600	345,000	318,800
3.25% convertible senior debentures, due 2035
Carrying value	377,782	—	384,799	—
Unamortized debt discount	49,718	—	67,701	—
Principal amount	427,500	425,400	452,500	404,600
3.75% convertible senior debentures, due 2042
Carrying value	229,624	—	—	—
Unamortized debt discount	160,376	—	—	—
Principal amount	390,000	397,100	—	—

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

A significant portion of the Company’s revenues from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D plan and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the effects of a change in estimate related to unsettled December 31, 2012 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

Allowance for Doubtful Accounts
Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to Omnicare’s operating performance, cash flows and financial condition.  Omnicare’s primary collection risk relates to facility and private pay customers, as billings to these customers can be complex and may lead to disputes and/or delays in payments.  The Company provides a reserve for accounts receivable considered to be at increased risk of becoming uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  Omnicare establishes this allowance for doubtful accounts and considers such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors.  Management reviews this allowance for doubtful accounts on an ongoing basis for appropriateness.  Judgment is used to assess the collectability of account balances and the economic ability of customers to pay.

The allowance for doubtful accounts as of December 31, 2012 was $269.4 million, compared with $358.7 million at December 31, 2011.  The allowance for doubtful accounts represented 23.9% and 27.8% of gross receivables (net of contractual allowance adjustments) as of December 31, 2012 and December 31, 2011, respectively.  The decrease in the allowance for doubtful accounts is related to an increase in write-offs of accounts receivable balances prior to the implementation of the Company's new ERP system. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2012 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $11.3 million.

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end.  Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded.  The Company’s policy is to resolve accounts receivable with pending status as soon as practicable.  Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2012.

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

Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims.  When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements.  At such time that a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for doubtful accounts.  At December 31, 2012, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

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

Goodwill
The Company has adopted the revised authoritative guidance regarding the testing for goodwill impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company's 2012 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. The Company considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. In 2011, the Company performed its annual goodwill impairment analysis under the same guidance and, except for the CRO goodwill impairment charge discussed at the "Discontinued Operations" note of the Notes to Consolidated Financial Statements, concluded that goodwill had not been impaired. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

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

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws.  The Company is subject to both federal and state audits of tax returns in the normal course of business.  While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows.  If the provisions for current or deferred taxes is not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses.  Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains.  A one percentage point change in the Company's overall 2012, 2011 and 2010 effective tax rates would impact tax expense and net income by $3.1 million, $2.7 million and $0.3 million, respectively.

Legal Contingencies
As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacies' reimbursement documentation and administrative practices). Oftentimes, these inspections, audits, investigations and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is involved with various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, investigations, legal claims and legal proceedings and assesses its potential financial exposure.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions on favorable terms or at all; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; costs to comply with the Company’s Corporate Integrity Agreements; and unexpected costs and interruptions from the implementation of our new information technology system. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 19, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Net sales	$6,160,388	$6,182,922	$6,030,670
Cost of sales	4,676,983	4,805,825	4,694,440
Gross profit	1,483,405	1,377,097	1,336,230
Selling, general and administrative expenses	819,642	773,835	747,608
Provision for doubtful accounts	99,407	98,552	136,630
Settlement, litigation and other related charges	49,375	55,674	113,709
Other charges	67,803	16,093	149,129
Operating income	447,178	432,943	189,154
Interest expense, net of investment income	(135,103)	(160,118)	(155,646)
Income from continuing operations before income taxes	312,075	272,825	33,508
Income tax provision	117,201	111,293	19,044
Income from continuing operations	194,874	161,532	14,464
Loss from discontinued operations	—	(74,608)	(120,573)
Net income (loss)	$194,874	$86,924	$(106,109)
Earnings (loss) per common share - Basic:
Continuing operations	$1.78	$1.43	$0.12
Discontinued operations	—	(0.66)	(1.04)
Net income (loss)	$1.78	$0.77	$(0.91)
Earnings (loss) per common share - Diluted:
Continuing operations	$1.73	$1.41	$0.13
Discontinued operations	—	(0.65)	(1.03)
Net income (loss)	$1.73	$0.76	$(0.91)
Weighted average number of common shares outstanding:
Basic	109,531	113,000	116,348
Diluted	112,988	114,781	116,927
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	1,384	(4,691)	(3,807)
Unrealized appreciation (depreciation) in fair value of investments	(151)	(1,274)	924
Amortization of pension benefit gain and actuarial loss	(1,363)	(7)	33,437
Total other comprehensive income (loss), net of tax	(130)	(5,972)	30,554
Comprehensive income (loss)	194,744	80,952	(75,555)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$454,213	$580,262
Restricted cash	1,066	2,336
Accounts receivable, less allowances of $269,416 (2011-$358,713)	857,052	931,314
Inventories	385,698	419,378
Deferred income tax benefits	136,186	153,444
Other current assets	254,644	210,637
Total current assets	2,088,859	2,297,371
Properties and equipment, at cost less accumulated depreciation of $228,890 (2011-$299,900)	282,660	225,257
Goodwill	4,256,959	4,250,579
Identifiable intangible assets, less accumulated amortization of $236,116 (2011-$246,200)	196,873	235,270
Other noncurrent assets	163,913	184,633
Total noncurrent assets	4,900,405	4,895,739
Total assets	$6,989,264	$7,193,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200,125	$273,768
Accrued employee compensation	73,791	61,019
Current debt	27,713	26,447
Other current liabilities	180,385	178,833
Total current liabilities	482,014	540,067
Long-term debt, notes and convertible debentures	2,030,030	1,968,274
Deferred income tax liabilities	914,660	838,857
Other noncurrent liabilities	56,848	50,476
Total noncurrent liabilities	3,001,538	2,857,607
Total liabilities	3,483,552	3,397,674
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 133,503,156 shares issued (2011-131,756,500 shares issued)	133,503	131,757
Paid-in capital	2,419,970	2,488,941
Retained earnings	1,801,075	1,651,829
Treasury stock, at cost- 28,851,671 shares (2011-18,132,600 shares)	(846,016)	(484,123)
Accumulated other comprehensive (loss) income	(2,820)	7,032
Total stockholders' equity	3,505,712	3,795,436
Total liabilities and stockholders' equity	$6,989,264	$7,193,110
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$194,874	$86,924	$(106,109)
Loss from discontinued operations	—	74,608	120,573
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	51,932	47,053	46,096
Amortization	84,009	86,079	104,450
Write-off of debt issuance costs	12,466	6,012	6,636
Debt redemption tender offer premium	—	(19,582)	(7,591)
Asset impairment charges	—	—	22,884
Benefit plan termination and related costs	—	—	25,187
Loss on debt extinguishment	35,092	—	25,552
Deferred tax provision	95,742	62,909	22,952
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	80,080	100,584	198,863
Inventories	37,736	4,994	(34,676)
Current and noncurrent assets	17,110	120,360	38,966
Accounts payable	(69,423)	26,351	(44,638)
Accrued employee compensation	12,476	1,595	21,451
Current and noncurrent liabilities	(7,610)	(48,488)	(71,693)
Net cash flows from operating activities of continuing operations	544,484	549,399	368,903
Net cash flows from (used in) operating activities of discontinued operations	—	623	(288)
Net cash flows from operating activities	544,484	550,022	368,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(34,873)	(101,933)	(111,812)
Divestiture of businesses, net	19,207	13,099	—
Capital expenditures	(99,920)	(62,806)	(23,517)
Marketable securities	(25,018)	—	—
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	1,326	(275)	11,082
Other	(56)	(2,874)	(1,259)
Net cash flows used in investing activities of continuing operations	(139,334)	(154,789)	(125,506)
Net cash flows used in investing activities of discontinued operations	—	(622)	(546)
Net cash flows used in investing activities	(139,334)	(155,411)	(126,052)
Cash flows from financing activities:
Payments on term loans	(24,688)	(5,625)	(125,000)
Proceeds from long-term borrowings and obligations	425,000	600,000	975,000
Payments on long-term borrowings and obligations	(453,573)	(777,609)	(726,533)
Capped call transaction	(48,126)	—	—
Fees paid for financing activities	(7,566)	(13,780)	(33,249)
Increase (decrease) in cash overdraft balance	(14,927)	11,674	18,221
Payments for Omnicare common stock repurchases	(388,968)	(140,127)	(100,942)
Proceeds (payments) for stock awards and exercise of stock options, net of stock tendered in payment	24,951	30,712	(13,989)
Dividends paid	(45,214)	(17,217)	(12,839)
Other	1,912	3,140	(5,289)
Net cash flows used in financing activities	(531,199)	(308,832)	(24,620)
Net (decrease) increase in cash and cash equivalents	(126,049)	85,779	217,943
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	1	(834)
(Decrease) increase in cash and cash equivalents of continuing operations	(126,049)	85,778	218,777
Cash and cash equivalents at beginning of year	580,262	494,484	275,707
Cash and cash equivalents at end of year	$454,213	$580,262	$494,484
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2010	$127,825	$2,269,905	$1,701,437	$(205,017)	$(15,340)	$3,878,810
Dividends paid ($0.11 per share)	—	—	(12,839)	—	—	(12,839)
Stock acquired/issued for benefit plans	—	—	—	68	—	68
Stock option exercises and amortization/forfeitures	386	12,153	—	—	—	12,539
Common stock repurchase	—	—	—	(100,942)	—	(100,942)
Stock awards/issuance, net of amortization/forfeitures	1,423	36,837	—	(27,663)	—	10,597
Adjustment to deferred tax convertible debt adjustment	—	106,083	—	—	—	106,083
Net (loss)	—	—	(106,109)	—	—	(106,109)
Other comprehensive income (loss), net of tax	0	0	0	0	30,554	30,554
Balance at December 31, 2010	129,634	2,424,978	1,582,489	(333,554)	15,214	3,818,761
Dividends paid ($0.1525 per share)	—	—	(17,217)	—	—	(17,217)
Stock acquired/issued for benefit plans	—	—	—	(14)	—	(14)
Stock option exercises and amortization/forfeitures	1,565	40,466	—	(21)	—	42,010
Common stock repurchase	—	—	—	(140,127)	—	(140,127)
Stock awards/issuance, net of amortization/forfeitures	558	23,497	(19)	(10,407)	—	13,629
Translation adjustment recorded as loss on sale of CRO	—	—	—	—	(2,210)	(2,210)
Other	—	—	(348)	—	—	(348)
Net income	—	—	86,924	—	—	86,924
Other comprehensive income (loss), net of tax	—	—	—	—	(5,972)	(5,972)
Balance at December 31, 2011	131,757	2,488,941	1,651,829	(484,123)	7,032	3,795,436
Dividends paid ($0.42 per share)	—	—	(45,214)	—	—	(45,214)
Stock acquired/issued for benefit plans	—	—	—	39	—	39
Stock option exercises, amortization/forfeitures and adjustments	1,295	50,093	—	(232)	—	51,156
Common stock repurchase	—	—	—	(339,117)	—	(339,117)
Purchase of capped call	—	(48,126)	—	—	—	(48,126)
Debt exchange	—	(54,546)	—	—	—	(54,546)
Equity forward contract	—	(50,000)	—	—	—	(50,000)
Stock awards/issuance, net of amortization/forfeitures	451	33,608	(414)	(22,583)	—	11,062
Translation adjustment recorded on divestiture of business	—	—	—	—	(9,722)	(9,722)
Net income	—	—	194,874	—	—	194,874
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Balance at December 31, 2012	$133,503	$2,419,970	$1,801,075	$(846,016)	$(2,820)	$3,505,712

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy, commercialization services for the biopharmaceutical industry and to end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value Omnicare believes it provides to its customers.

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

Translation of Foreign Financial Statements

Assets and liabilities of the Company’s foreign operations were translated at the year-end rate of exchange, and the income statements were translated at average rates of exchange.  Gains or losses from translating foreign currency financial statements were accumulated in a separate component of stockholders’ equity. With the disposition of its Canadian pharmacy in the third quarter of 2012, the Company has no foreign operations as of December 31, 2012.

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

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks.  Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness.  For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for 10% or more of revenues.  The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

In 2012, approximately one-half of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs.  These programs include primarily federal Medicare Part D and, to a lesser extent, the state Medicaid programs.  The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers.  A portion of these revenues also are indirectly dependent on government programs.  The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended:

	December 31,
	2012	2011	2010
Private pay, third-party and facilities (a)	39%	41%	42%
Federal Medicare program (Part D & Part B)	50%	47%	46%
State Medicaid programs	7%	9%	9%
Other sources	4%	3%	3%
Totals	100%	100%	100%
(a) Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

Accounts Receivable

The following table is an aging of the Company’s December 31, 2012 and 2011 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

December 31, 2012	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$238,348	$163,773	$402,121
Facility payors	383,848	168,945	552,793
Private Pay payors	70,835	100,719	171,554
Total gross accounts receivable	$693,031	$433,437	$1,126,468
December 31, 2011
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$257,782	$199,303	$457,085
Facility payors	387,509	204,419	591,928
Private Pay payors	85,934	155,080	241,014
Total gross accounts receivable	$731,225	$558,802	$1,290,027

During the fourth quarter 2010, Omnicare implemented a Company-wide Reorganization Program.  Among other changes, this program has resulted in numerous senior management and other organizational leadership changes, including a realignment of division presidents for LTC and change in its Office of General Counsel.  As a result of these activities and the performance of its year end closing process, the Company reassessed the allowance for doubtful accounts for facility receivables and concluded that an incremental charge of $48.5 million was necessary.  The key factors leading to management’s change in estimate relate primarily to a decision in the fourth quarter of 2010 to implement a different strategic approach for the resolution of past due accounts which are disputed and/or currently in litigation.  In particular, this new approach includes a heightened focus on settling outstanding accounts receivable disputes and the avoidance of protracted costly and often disruptive litigation with customers, where possible.    As a result of this change in approach, the Company believes it will have reduced opportunities to monetize disputed receivables through litigation, increasing the risk of uncollectible accounts receivable. Further, many state medicaid agencies are experiencing budgetary and monetary pressures which could cause them to delay payments.

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

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Physical inventories are typically performed on a monthly basis at all pharmacy sites, and in all cases the Company’s policy is to perform them at least once a quarter.  Cost of goods sold is recorded based on the actual results of the physical inventory counts.

The Company receives discounts, rebates and/or other price concessions (“Discounts”) relating to purchases from its suppliers and vendors.  When recognizing the related receivables associated with the Discounts, Omnicare accounts for these Discounts as a reduction of cost of goods sold and inventories.  The Company records its estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to the levels of inventories remaining on-hand.  Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as cash is received and the applicable arrangements are settled. Historical estimates have not differed materially from actual results.

Properties and Equipment

Properties and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred.  Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 10 years for computer equipment and software, machinery and equipment, and furniture and fixtures.  Buildings and building improvements are depreciated over 40 years, and leasehold improvements are amortized over the lesser of the initial lease terms or their useful lives.  The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets.  Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from three to 10 years.

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

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions.   The Company has adopted the revised authoritative guidance regarding the testing for goodwill impairment which allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Intangible assets are amortized over their useful lives.  Indefinite-lived intangible assets are reviewed annually for impairment, which resulted in a write-off of approximately $13.3 million during 2010. See further discussion at the “Goodwill and Other Intangible Assets” note of the Notes to Consolidated Financial Statements.

Debt issuance costs are included in the “Other noncurrent assets” line of the Consolidated Balance Sheets and are amortized over the life of the related debt, and to the put and initial redemption date of December 15, 2015 in the case of the 3.25% convertible senior debentures due 2035.

Insurance Accruals

The Company is self-insured for certain employee health, property and casualty insurance, worker's compensation, medical professional liability and automobile liability insurance claims.  The Company carries a stop-loss umbrella policy for health insurance to limit the maximum potential liability for both individual and aggregate claims for a plan year.  Claims are paid as they are submitted to the respective plan administrators.  The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level.  The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator.  The Company establishes the accruals based on the historical claim lag periods, current payment trends for similar insurance claims and input from third-party insurance and valuation professionals. The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2012 and 2011, was 0.91% and 1.1%, respectively.

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

Delivery Expenses

Omnicare incurred expenses totaling approximately $181 million, $180 million and $177 million for the years ended December 31, 2012, 2011 and 2010, respectively, to deliver the products sold to its customers.  Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Comprehensive Income.

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

Future tax benefits are recognized to the extent that realization of those benefits are considered to be more likely than not, and a valuation allowance is established for deferred tax assets which do not meet this threshold.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,
	2012	2011
Cumulative foreign currency translation adjustments	$9,722	$8,338
Translation adjustment recorded as divestiture of business	(9,722)	—
Unrealized gain (loss) on fair value of investments	(428)	(277)
Pension and postemployment benefits	(2,392)	(1,029)
Total accumulated other comprehensive income (loss), net	$(2,820)	$7,032

The amounts are net of applicable tax benefits which were inconsequential in the years ended December 31, 2012 and 2011.

Other Charges (Credits)

Other Charges (Credits) consist of the following (in thousands):

	December 31,
	2012	2011	2010
Acquisition and other related costs (1)	$1,380	$25,549	$5,319
Restructuring and other related charges (2)	11,046	—	17,165
Disposition of businesses (3)	(1,777)	—	—
Stock option expense (4)	—	—	4,207
Repack matters - SG&A (5)	—	(10,500)	663
Asset impairment charges (6)	—	—	22,884
Separation, benefit plan termination and related costs (7)	21,000	1,044	64,760
Loss on sale of plane and termination of plane lease (8)	1,062	—	6,785
Debt redemption loss and costs (9)	35,092	—	27,346
Subtotal - other charges	67,803	16,093	149,129
Repack matters - COS (5)	—	—	(1,898)
Total - other charges, net	$67,803	$16,093	$147,231

(1)	See further discussion at the “Acquisitions” note of the Notes to Consolidated Financial Statements.

(2)	See further discussion at the "Restructuring and Other Related Charges" note of the Notes to Consolidated Financial Statements.

(3)	See further discussion at the "Disposition of Business" caption of this note.

(4)	See further discussion at the “Stock-Based Compensation” note of the Notes to Consolidated Financial Statements.

(5)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(6)
In its annual assessment for the year ended December 31, 2010, the Company concluded that certain trade names of the business were impaired and recorded a non-cash impairment loss of approximately $13.3 million in 2010. The Company also recorded other non-cash asset impairment charges of approximately $10 million in 2010, primarily to write-off certain technology assets that were abandoned, and related non-compete agreement assets.

(7)	See additional information at the "Separation, Benefit Plan Termination and Related Costs" note of the Notes to Consolidated Financial Statements.

(8)
The Company sold its corporate aircraft in 2012 for a $1.1 million loss. The years ended December 31, 2012 and 2010 include charges relating to the sale of the Company's aircraft and the termination of the Company’s prior aircraft lease, respectively.

(9)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; acquisition-related accounting including goodwill and other indefinite-lived intangible assets, and the related impairment assessments; accruals pursuant to the Company’s restructuring initiatives; stock-based compensation; various other operating allowances and accruals (including employee health, property and casualty insurance accruals and related assumptions); fair value determinations; accruals related to pending litigation; and current and deferred tax assets, liabilities and provisions.  Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of disputes and litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; the ability to consummate pending acquisitions and the successful integration of acquired companies; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreements and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets impairment assessments; variations in costs or expenses; and changes in accounting rules and standards.

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

Disposition of Businesses

In the year ended December 31, 2012 the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a gain on the disposition of these businesses of $1.8 million, which is reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation, none of which were considered material to the Company’s financial statements taken as a whole.

Note 2 - Common Stock Repurchase Program

The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through December 31, 2012 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$219,963

As part of the share repurchase program, on November 29, 2012, the Company entered into an accelerated share repurchase ("ASR") program with Goldman, Sachs & Co. ("Goldman") pursuant to which the Company will repurchase $250 million of outstanding common stock.

Pursuant to the ASR Agreement, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The average price paid for the initial share delivery was based on 80% of the $250 million payment to Goldman. The initial shares were valued at $200 million and recorded in treasury stock. The remaining $50 million balance was recorded as an equity forward contract which is included in paid in capital at December 31, 2012. The specific number of shares that the Company ultimately will repurchase under the ASR Agreement will be based generally on the average of the daily volume-weighted average price per share of the Company's common stock during a repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended or terminated early by Goldman and various acknowledgments, representations and warranties made by the parties to one another. The transaction is expected to be completed during the first half of 2013.

In the year ended December 31, 2012, the Company repurchased approximately 10 million shares (including shares pursuant to the ASR agreement) at an aggregate cost of approximately $339 million, for a cumulative amount of approximately 19.2 million shares and approximately $580 million through December 31, 2012.  Accordingly, the Company had approximately $220 million of share repurchase authority remaining as of December 31, 2012, including the $50 million equity forward contract recorded as part of the ASR. In the year ended December 31, 2011 the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million. In the year ended December 31, 2010 the Company repurchased approximately 4.4 million shares at an aggregate cost of approximately $101 million.

Note 3 - Discontinued Operations

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

Selected financial information related to the discontinued operations of the Non-Core Disposal Group and CRO Services follows (in thousands):

	For the years ended December 31,
	2011	2010
Net sales - Non-Core Disposal Group ("NCDG")	$24,858	$59,656
Net sales - CRO Services	32,146	109,176
Net sales - total discontinued	57,004	168,832

(Loss) from operations of NCDG, pretax	(4,298)	(14,025)
(Loss) from operations of CRO Services, pretax	(4,921)	(19,269)
(Loss) from operations - total discontinued, pretax	(9,219)	(33,294)

Income tax benefit - NCDG	1,450	3,614
Income tax benefit - CRO Services	1,923	8,116
Income tax benefit - total discontinued	3,373	11,730

(Loss) from operations of NCDG, aftertax	(2,848)	(10,411)
(Loss) from operations of CRO Services, aftertax	(2,998)	(11,153)
(Loss) from operations - total discontinued, aftertax	(5,846)	(21,564)

Impairment loss on NCDG, pretax	(23,105)	(10,343)
Impairment loss on CRO Services, pretax	(49,978)	(90,628)
Income tax (expense) benefit of impairment loss on NCDG	(2,996)	1,859
Income tax benefit of impairment loss on CRO Services	7,317	103
Impairment loss on discontinued, aftertax	(68,762)	(99,009)

Loss from discontinued operations of NCDG	(28,949)	(18,895)
Loss from discontinued operations of CRO Services	(45,659)	(101,678)
Loss from discontinued operations - total	$(74,608)	$(120,573)

Note 4 - Acquisitions

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

In the years ended December 31, 2012, 2011 and 2010, the Company incurred acquisition and other related costs of approximately $1.4 million, $25.5 million and $5.3 million, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions offset in part by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the years ended December 31, 2012, 2011 and 2010, the Company completed one, two and four acquisitions of businesses (all of which were in the LTC segment), respectively, none of which were, individually or in the aggregate, significant to the Company.  Acquisitions of businesses required cash payments of approximately $35 million, $102 million and $112 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2012, 2011 and 2010, respectively.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable through 2013, primarily representing payments originating from earnout provisions of acquisitions which were completed prior to January 1, 2009, were immaterial as of December 31, 2012.

Note 5 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2012	2011
Cash	$404,158	$580,047
Money market funds	50,055	215
	$454,213	$580,262

See additional information at the “Description of Business and Summary of Significant Accounting Policies” and “Fair Value” notes of the Notes to Consolidated Financial statements.

Note 6 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2012	2011
Land	$3,726	$3,646
Buildings and building improvements	15,526	15,084
Computer equipment and software	256,439	251,087
Machinery and equipment	116,246	130,064
Furniture, fixtures and leasehold improvements	119,613	125,276
	511,550	525,157
Accumulated depreciation	(228,890)	(299,900)
	$282,660	$225,257

Note 7 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	LTC	SCG	Total
Goodwill balance as of January 1, 2011	$3,504,340	$678,588	$4,182,928
Goodwill acquired in the year ended December 31, 2011	52,924	—	52,924
Other	14,687	40	14,727
Goodwill balance as of December 31, 2011	3,571,951	678,628	4,250,579
Goodwill acquired in the year ended December 31, 2012	21,184	—	21,184
Disposition of businesses	(14,258)	—	(14,258)
Other	(546)	—	(546)
Goodwill balance as of December 31, 2012	$3,578,331	$678,628	$4,256,959

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions .  “Other” also included the effect of adjustments due to foreign currency translations, which related primarily to the Company's pharmacy that was located in Canada, which was included in LTC and was disposed of in the third quarter of 2012.

The Company performed its annual goodwill impairment analysis for the year ended December 31, 2012 in accordance with the authoritative guidance on goodwill impairment. This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis involves an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment includes the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the Company's annual goodwill impairment analysis for the years ended December 31, 2012 and 2011, except for the impairment charges disclosed in the "Discontinued Operations" note of the Notes to Consolidated Financial Statements, Omnicare concluded that goodwill had not been impaired.

The table below presents the Company’s other identifiable intangible assets, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

				December 31, 2012
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	6.0	—	15	$369,782	$(213,987)	$155,795
Trademarks and trade names		—	(a)	28,565	(2,434)	26,131
Non-compete agreements	2	—	15	29,042	(15,571)	13,471
Technology assets	10	—	11	5,600	(4,124)	1,476
Total				$432,989	$(236,116)	$196,873
				December 31, 2011
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Amount
Customer relationship assets	8.5	—	15	$405,036	$(221,477)	$183,559
Trademarks and trade names		—	(a)	28,122	(837)	27,285
Non-compete agreements	5	—	15	42,010	(20,063)	21,947
Technology assets	10	—	11	5,976	(3,575)	2,401
Other	10	—	15	326	(248)	78
Total				$481,470	$(246,200)	$235,270
(a)Certain of Omnicare's trademarks and trade names are amortized over their useful lives ranging up to five years.
The remainder have indefinite useful lives as further discussed below. The value of intangible assets with indefinite lives is $24.1 million as of December 31, 2012 and 2011.

Amortization expense related to identifiable intangible assets was $43.1 million, $41.6 million and $38.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Omnicare’s trademarks and trade names primarily constitute identifiable intangible assets with indefinite useful lives.  Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.  The Company performed its annual assessment for the year ended December 31, 2012 and 2011 and concluded that these assets had not been impaired.  The fair value at December 31, 2012 and 2011 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2012 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2013	$(37,563)
2014	(36,010)
2015	(34,796)
2016	(23,976)
2017	(15,215)

Note 8 - Fair Value

The Company’s assets and (liabilities) measured at fair value were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2012
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
Bond Portfolio (1)	$24,887	$—	$24,887	$—
7.75% interest rate swap agreement - fair value hedge (2)	46,090	—	46,090	—
Derivatives (3)	—	—	—	—
Total	$70,977	$—	$70,977	$—

December 31, 2011
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
7.75% interest rate swap agreement - fair value hedge (2)	$35,473	$—	$35,473	$—
Derivatives (3)	—	—	—	—
Total	$35,473	$—	$35,473	$—

See further discussion of Omnicare’s application of the authoritative guidance for fair value measurements, including clarification of Levels 1, 2 and 3, at the “Fair Value of Financial Instruments” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(1)
The bond portfolio is presented in "Other Current Assets" and is representative of investments in a portfolio of high quality corporate bonds and U.S. Treasury bonds which is managed by a third party. The fair value is based on quoted market prices of the individual bonds that make up the portfolio.

(2)
The fair value of the Company’s interest rate swap agreements ("swaps") are valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, these swaps are categorized within Level 2 of the hierarchy.  The Company’s swaps are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.

(3)	The Company’s derivative instruments are discussed in further detail at the “Debt” note of the Notes to Consolidated Financial Statements.

For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the net carrying value of these items approximates their fair value at period end (level 1).  Further, at period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.  The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while recorded on the Consolidated Balance Sheets at carrying value, and thus excluded from the table above, are included in the Debt note of the Notes to Consolidated Financial Statements.

Note 9 - Leasing Arrangements

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012 (in thousands):

Year ended
December 31,
2013	$28,367
2014	27,536
2015	19,951
2016	15,533
2017	12,262
Later years	15,395
Total minimum payments required	$119,044

Aggregate minimum rentals scheduled to be received in the future under non-cancelable subleases as of December 31, 2012, which would serve to partially reduce the total minimum payments required as presented in the table above, are not significant.

Total rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 were $58.4 million, $56.6 million and $56.7 million, respectively.

Note 10 - Debt

A summary of debt follows (in thousands):

	December 31,
	2012	2011
Revolving loans, due 2017	$—	$—
Senior term loan, due 2017	419,688	444,375
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	318,054	575,000
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	452,500
3.75% convertible senior subordinated notes, due 2042	390,000	—
Capitalized lease and other debt obligations	23,685	15,054
Subtotal	2,473,927	2,381,929
Add interest rate swap agreements	46,090	35,473
(Subtract) unamortized debt discount	(462,274)	(422,681)
(Subtract) current portion of debt	(27,713)	(26,447)
Total long-term debt, net	$2,030,030	$1,968,274

The following is a schedule of required debt payments due during each of the next five years and thereafter, as of December 31, 2012 (in thousands):

Year ended
December 31,
2013	$27,713
2014	27,995
2015	26,188
2016	25,091
2017	336,386
Later years	2,030,554
Total debt payments	$2,473,927

Total cash interest payments made for the years ended December 31, 2012, 2011 and 2010 were $90.9 million, $111.1 million and $110.3 million excluding early redemption and tender premium payments.  As of December 31, 2012, the Company had approximately $11 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Senior Credit Agreement
Revolving Loans and Term Loans
During 2012, the Company amended and extended its existing senior unsecured credit agreement (as amended and restated, the "Credit Facility"). The Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan"). The amendment and restatement, among other things, provided for (i) an extension of the maturity date of the credit facilities to September 28, 2017 and (ii) a reduction in pricing. The Credit Facility is guaranteed by the subsidiaries of the Company, subject to certain exceptions. The interest rate applicable to the Credit Facility is, at the Company's option, a floating base rate plus an applicable margin or the London interbank offered rate ("LIBOR") plus an applicable margin. Initially, the applicable margins were set to 0.75% with respect to the floating base rate loans and 1.75% with respect to the LIBOR loans. The applicable margins for the Credit Facility may increase or decrease based on the Company's consolidated total leverage ratio as specified in the Credit Facility. The interest rate on the Term Loan was 1.97% at December 31, 2012. In connection with the amendment and restatement, the Company recorded $2.0 million in new deferred debt issuance costs. Total debt issuance costs associated with the Credit Facility are $6.3 million, of which $0.3 million were amortized to interest expense in the year ended December 31, 2012.

The Credit Facility contains certain financial covenants requiring maintenance of certain interest coverage and leverage ratios, and customary affirmative and negative covenants including without limitation, a restriction on the payment of dividends.

At December 31, 2012, there was no outstanding balance under the Revolving Credit Facility and $419.7 million in loans outstanding under the Term Loan.

In connection with entering into the Credit Facility, the Company’s existing $750 million senior unsecured credit agreement, dated as of August 24, 2011 (the “Senior Credit Agreement”) was terminated.The Senior Credit Agreement consisted of a $300 million five-year senior unsecured revolving credit facility (the “2011 Revolving Credit Facility”) and a $450 million, five-year senior unsecured term loan facility (the “2011 Term Loan”). There was $433 million outstanding under the 2011 Term Loan at the time of its termination. Existing letters of credit under the Senior Credit Agreement were rolled over into or transferred to the Credit Facility. In connection with the termination of the Senior Credit Agreement, the Company wrote off approximately $8.3 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of 2012. Approximately $1.1 million of these expenses were amortized to expense in the year ended December 31, 2011.

On August 24, 2011, in connection with entering into the Senior Credit Agreement, the Company’s existing $400 million senior secured revolving credit facility, dated as of May 18, 2010 (the “2010 Revolving Credit Facility”) was terminated. There were no outstanding loans under the 2010 Revolving Credit Facility at the time of its termination. Existing letters of credit under the 2010 Revolving Credit Facility were rolled over into or transferred to the Senior Credit Agreement. In connection with the termination of the 2010 Revolving Credit Facility, the Company wrote off approximately $2.5 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of 2011. Approximately $1.1 million of these expenses were amortized to expense in the year ended December 31, 2010.

6.125% Senior Subordinated Notes
The Company completed, during the second quarter of 2003, its offering of $250 million of 6.125% senior subordinated notes due 2013 (the “6.125% Notes”).  In connection with the issuance of the 6.125% Notes, the Company deferred $6.6 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in year ended December 31, 2011 and $0.7 million was amortized to expense in the year ended December 31, 2010.

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

6.875% Senior Subordinated Notes
On December 15, 2005, Omnicare completed its offering of $525 million aggregate principal amount of 6.875% Senior Subordinated Notes (the “6.875% Notes”).  In connection with the issuance of the 6.875% Notes, the Company deferred $10.7 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2011 and 2010, respectively.

In December 2010, the Company entered into a Swap Agreement on all $525 million of aggregate principal amount of the 6.875% Notes (“the 6.875% Swap Agreement”).  In the second quarter of 2011, the 6.875% Swap Agreement was terminated, and the Company began paying interest at the 6.875% stated rate effective May 11, 2011.

In 2011, the Company redeemed all $525 million aggregate principal amount of its outstanding 6.875% Notes. In connection with the redemption of the 6.875% Notes, the Company incurred debt redemption costs, of approximately $22 million, primarily in the third quarter, consisting of a $18 million call premium and net write-off of approximately $4 million of deferred debt issuance costs, which were recorded in interest expense for the year ended December 31, 2011.

7.75% Senior Subordinated Notes
As of December 31, 2012, the Company had $550 million aggregate principal outstanding of the Company's 7.75% Senior Subordinated Notes due 2020 (the "7.75%" Notes). On May 18, 2010, Omnicare, Inc. completed its initial offering of $400 million aggregate principal amount of the 7.75% Notes, (the “Initial 7.75% Notes”) and on September 20, 2011, the Company completed its offering of an additional $150 million aggregate principal amount of its 7.75% Notes (the "Additional 7.75% Notes"). In connection with the issuance of the 7.75% Notes, the Company deferred approximately $12.6 million in debt issuance costs, of which approximately $1.2 million, $1.1 million and $0.6 million was amortized to expense in the years ended December 31, 2012, 2011 and 2010, respectively.  The 7.75% Notes contain certain restrictive covenants and events of default customary for such instruments, including without limitation, restrictions on the payment of dividends, incurrence of additional debt and other restrictions contained in the indenture governing the 7.75% Notes.  The 7.75% Notes are guaranteed by the Company’s subsidiaries, subject to certain exceptions.

In connection with its offering of the Initial 7.75% Notes, the Company entered into an interest rate swap agreement (the "Initial 7.75% Swap Agreement") and in connection with its offering of the Additional 7.75% Notes, the Company entered into two swap agreements (the “Additional 7.75% Swap Agreements”) (collectively the "7.75% Swap Agreements"), which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk.  Under the Initial 7.75% Swap Agreement the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  Under the Additional 7.75% Swap Agreements the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a weighted average spread of 5.32%. The floating rates for the 7.75% Swap Agreements are determined semi-annually, in arrears, two London Banking Days prior to the first of each December and June.  The Company records interest expense on the 7.75% Notes at the floating rates. The overall weighted average floating interest rate on the 7.75% Swap Agreements was 4.77% at December 31, 2012 .

The 7.75% Swap Agreements, which match the terms of the 7.75% Notes, are designated and accounted for as fair value hedges.  Accordingly, changes in the fair value of the interest rate swap agreements are offset by changes in the recorded carrying value of the related 7.75% Notes.  The fair value of the interest rate swap agreements, approximately $46 million and $35 million at December 31, 2012 and 2011, respectively, are recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 7.75% Notes.

3.75% Convertible Senior Subordinated Notes due 2025
On December 7, 2010, Omnicare completed its offering of $575 million aggregate principal amount of 3.75% convertible senior subordinated notes due 2025 (the “2025 Notes”).  The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. The initial conversion rate is 36.4409 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $27.44 per share), subject to adjustment in certain circumstances. The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is a 23.5% premium to the $22.22 closing price of the Company's common stock on December 1, 2010.  The 2025 Notes are guaranteed by the Company’s subsidiaries, subject to certain excluded subsidiaries.  Embedded in the 2025 Notes are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 2025 Notes were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.

In connection with the issuance of the 2025 Notes, the Company has deferred approximately $9.4 million in debt issuance costs, of which approximately $0.4 million, $0.6 million and $0.1 million were amortized to expense for the years ended December 31, 2012, 2011 and 2010, respectively, in addition approximately $3.8 million were written off in connection with the repurchase. The Company recognized a non-cash loss on the debt exchange of approximately $33.3 million in the second quarter of 2012, which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income.

3.75% Convertible Senior Subordinated Notes due 2042
Omnicare entered into separate, privately negotiated exchange agreements under which, effective April 3, 2012, the Company retired $256.9 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). The 2042 Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

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

In connection with the issuance of the 2042 Notes, the Company has deferred approximately $3.6 million in debt issuance costs, of which approximately $0.1 million were amortized to expense in the year ended December 31, 2012.

4.00% Junior Subordinated Convertible Debentures
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

As of December 31, 2012 and 2011, the aforementioned contingent threshold had not been met and, accordingly, the Old 4.00% Debentures and the 4.00% Convertible Debentures have been classified as long-term debt on the December 31, 2012 and 2011 Consolidated Balance Sheets.

In connection with the issuance of the Old 4.00% Debentures and the 4.00% Convertible Debentures, the Company has deferred $6.1 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in each of the years ended December 31, 2012, 2011 and 2010.

3.25% Convertible Senior Debentures
On December 15, 2005, Omnicare completed its offering of $977.5 million aggregate principal amount of 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, and optional repurchase right of holders on, December 15, 2015, at par) (the “3.25% Convertible Debentures").  The 3.25% Convertible Debentures have an initial conversion price of approximately $79.73 per share under a contingent conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price.  The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25 percent interest rate per year.  The 3.25% Convertible Debentures also will pay contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures.  Embedded in the 3.25% Convertible Debentures are three derivative instruments, specifically, a contingent interest provision, an interest reset provision and a contingent conversion parity provision.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the 3.25% Convertible Debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  In connection with the issuance of the 3.25% Convertible Debentures, the Company has deferred approximately $17.6 million in debt issuance costs, of which approximately $0.8 million, $1 million and $2 million were amortized to expense for the years ended December 31, 2012, 2011 and 2010, respectively.

On December 16, 2010, Omnicare purchased $525 million aggregate principal amount of its outstanding 3.25% Convertible Debentures pursuant to a tender offer.  Total consideration required to complete the purchase, including accrued and unpaid interest, was approximately $498.8 million.  Also, in the second quarter of 2012, the Company purchased an additional $25 million aggregate principal amount of its 3.25% Convertible Debentures. After giving effect to the purchase of the tendered debentures, $428 million aggregate principal amount of the 3.25% Convertible Debentures remain outstanding.  In connection with the initial purchase of the 3.25% Convertible Debentures, the Company wrote-off debt issuance costs of $4.6 million, which were recorded in interest expense for the three months and year ended December 31, 2010.

Further, in connection with the extinguishment of $525 million of 3.25% Convertible Debentures, the Company was required to recognize a non-cash loss of $25.6 million due to its application of the authoritative guidance for extinguishments of convertible debt.  The Company also incurred $1.3 million of professional fees associated with the purchase of the 3.25% Convertible Debentures.  The aforementioned losses on extinguishment and related professional fees were recorded in the “Other Charges” caption of its Consolidated Statements of Comprehensive Income, during the three months and year ended December 31, 2010. In connection with the additional repurchase, the Company recognized a non-cash loss on the debt extinguishment of $1.8 million which was recorded in "Other Charges" during the second quarter of 2012.

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

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Convertible Debentures, 3.25% Convertible Debentures and 3.75% Convertible Notes.  This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2012, 2011 and 2010 of $15.0 million, $10.4 million and $30.3 million, respectively ($173 million cumulative as of December 31, 2012).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Information relating to the Company's convertible securities at December 31, 2012 can be found in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$27,230	13.00	8.250%
4.00% junior subordinated convertible debentures, due 2033	$151,655	20.50	8.010%
3.25% convertible senior debentures, due 2035	$245,433	3.00	7.630%
3.75% convertible senior subordinated notes, due 2042	$161,600	29.25	7.110%
The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2012		December 31, 2011
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020, gross	$550,000	$614,600	$550,000	$591,300
3.75% convertible senior subordinated notes, due 2025
Carrying value	204,608	—	361,345	—
Unamortized debt discount	113,446	—	213,655	—
Principal amount	318,054	459,600	575,000	816,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	206,266	—	203,675	—
Unamortized debt discount	138,734	—	141,325	—
Principal amount	345,000	331,600	345,000	318,800
3.25% convertible senior debentures, due 2035
Carrying value	377,782	—	384,799	—
Unamortized debt discount	49,718	—	67,701	—
Principal amount	427,500	425,400	452,500	404,600
3.75% convertible senior debentures, due 2042
Carrying value	229,624	—	—	—
Unamortized debt discount	160,376	—	—	—
Principal amount	390,000	397,100	—	—

Note 11 - Stock-Based Compensation

Stock-Based Compensation Plans

During 2004, stockholders of the Company approved the 2004 Stock and Incentive Plan (the “2004 Plan”), under which the Company is authorized to grant equity-based and other incentive compensation to employees, officers, directors, consultants and advisors of the Company in an amount aggregating up to 10.0 million shares of Company common stock.  Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. The 2004 Plan includes grants of options, restricted stock, and performance based restricted stock units.

Prior to the 2004 Plan, the Company had the 1998 Long-Term Employee Incentive Plan and the 1992 Long-Term Stock Incentive Plan, all of which no longer issue stock-based incentives but which had outstanding awards at December 31, 2012.

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

Restricted Stock Awards

Non-vested stock awards are granted at the discretion of the Compensation Committee of the Board of Directors.  These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically three to ten-year periods (vesting on a straight-line basis).  Members of the Board of Directors can elect to receive either a restricted stock award or a restricted stock unit, which is deferred until their separation from the board, vesting of these awards/units mirrors their term of service (currently one year).  The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

Performance Based Restricted Unit Awards

Performance based restricted unit awards are granted at the discretion of the Compensation Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and vest based on the the Company's achievement of earnings per share targets over a three year period.

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

The table below represents the assumptions used to value stock options granted during the years ended December 31,:

	2012	2011	2010
Expected volatility	33.6%	35%	35%
Risk-free interest rate	0.7%	1.0%	1.0%
Expected dividend yield	1.7%	0.5%	0.5%
Expected term of options (in years)	5.00	5.00	4.90
Weighted average fair value per option	$9.72	$8.74	$7.54

Total pretax stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income as part of S,G&A expense for stock options and stock awards for the year ended December 31, 2012 is approximately $1.3 million and $15.3 million, approximately $2.0 million and $19.7 million for the year ended December 31, 2011 (including the stock option and restricted stock award separation costs disclosed at the “Separation, Benefit Plan Termination and Related Costs” note of the Notes to Consolidated Financial Statements), and approximately $5.4 million and $32.4 million for the year ended December 31, 2010, respectively.

As of December 31, 2012, there was approximately $38 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately three years.  The total grant date fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 related to stock options was approximately $2.1 million, $0.8 million and $3.7 million respectively. The total grant date fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 related to stock awards was $17.6 million, $18.7 million and $41.1 million respectively.

General Stock Option Information

A summary of stock option activity under the plans for the year ended December 31, 2012, is presented below (in thousands, except exercise price data):

	2012
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,477	$36.17
Options granted	313	34.60
Options exercised	(1,291)	26.36
Options forfeited	(400)	40.82
Options outstanding, end of year	2,099	41.09
Options exercisable, end of year	1,688	$43.87

The total exercise date intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $11.9 million, $11.5 million and $3.6 million, respectively.

The following summarizes information about stock options outstanding and exercisable (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.46 - $23.17	62	5.77	$21.78	38	5.11	$21.75
23.18 - 30.90	440	5.42	26.31	239	3.70	26.02
30.91 - 38.61	252	6.89	34.28	66	3.20	35.16
38.62 - 61.79	1,345	1.14	48.09	1,345	1.14	48.09
$15.46 - $61.79	2,099	2.86	$41.09	1,688	1.67	$43.87

General Restricted Stock Award Information

A summary of nonvested restricted stock awards and performance based restricted stock units for the year ended December 31, 2012, is presented below (in thousands, except fair value data):

	2012
	Shares	Weighted Average Grant Date Price
Nonvested shares, beginning of year	2,126	$26.42
Shares awarded	651	34.30
Shares vested	(667)	26.45
Shares forfeited	(499)	28.62
Nonvested shares, end of year	1,611	$28.97

Note 12 - Separation, Benefit Plan Termination and Related Costs

Separation Costs:

During the year ended December 31, 2012, the Company recorded a $21 million charge in connection with the separation of certain executives of the Company, including charges resulting from the resignation of the Company's former Chief Executive Officer on June 10, 2012 and the separation of other executives in the first and third quarters. These charges, primarily related to severance and accelerated vesting of restricted stock, are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

In the quarter and year ended December 31, 2011, the Company recorded a charge of approximately $1 million for restricted stock award amortization for a former executive. In 2010, Joel F. Gemunder retired from his position as the Company's President and Chief Executive Office and as a member of the Board of Directors. Also, Cheryl D. Hodges, Senior Vice President and Secretary of the Company, resigned from the Company, both effective July 31, 2010. In connection with the separation of these former executives, the Company recorded a charge of approximately $40 million for separation related expenses, primarily related to severance and accelerated vesting of stock options and restricted stock.

Benefit Plan Termination and Related Costs:
See additional information at the “Employee Benefit Plans” note of the Notes to Consolidated Financial Statements.

Note 13 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds.  Several of the plans were adopted in connection with certain of the Company’s acquisitions.  The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”).  The Company matches employee contributions in varying degrees (either in cash in 2012 and 2011 or shares of the Company’s common stock or cash in 2010, in accordance with the applicable plan provisions) based on the contribution levels of the employees, as specified in the respective plan documents.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2012, 2011 and 2010 was $8.9 million, $6.5 million and $5.6 million, respectively.

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

Components of Net Periodic Pension Cost and Other Amounts
Recognized in Other Comprehensive Income (Pre-tax)
(in thousands):

	For the years ended December 31,
Net Periodic Pension Cost (Pre-tax):	2012	2011	2010
Service cost	$—	$—	$2,226
Interest cost	270	269	3,323
Amortization of deferred amounts (primarily prior actuarial losses)	272	109	4,891
Expected return on assets	(261)	(241)	(224)
Net periodic pension cost	281	137	10,216
Benefit plan termination and related costs (see below)	—	—	25,187
Net periodic pension costs and benefit plan termination and related costs	281	137	35,403
Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Pre-tax):
Net loss (gain), net of curtailment	753	1,145	(49,463)
Amortization of net (loss)	(272)	(110)	(4,891)
Amortization of prior service cost	—	—	—
Total loss (gain) recognized in other comprehensive income	481	1,035	(54,354)
Total loss (gain) recognized in net periodic pension cost and other comprehensive income	$762	$1,172	$(18,951)

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

The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during the 2013 year is approximately $0.3 million.

The actuarial assumptions used to calculate net periodic pension costs for years ended December 31 were as follows:

	2012	2011	2010
Discount rate	4.3%	5.4%	3.8%
Rate of increase in compensation levels	N/A	N/A	15.0%
Expected rate of return on assets	6.0%	6.0%	6.0%

The actuarial assumptions used to calculate the benefit obligations at the end of plan year were as follows:

	2012	2011	2010
Discount rate	3.8%	4.3%	5.4%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected rate of return on assets	6.0%	6.0%	6.0%

The discount rate assumption was determined giving consideration primarily to the Citigroup Pension Liability Index.  The expected rate of return on assets was estimated based primarily on the historical rate of return on intermediate-term U.S. Government securities.

Obligations and Funded Status
(in thousands):

	For the years ended December 31,
Change in Plan Assets:	2012	2011
Fair value of plan assets at end of prior year	$4,359	$4,081
Actual return on plan assets	131	387
Employer contributions	230	31
Benefits paid	(190)	(140)
Fair value of plan assets at end of year	$4,530	$4,359
Change in Projected Benefit Obligation:
Projected benefit obligation at end of prior year	$6,454	$5,034
Interest cost	270	269
Actuarial loss	623	1,291
Benefits paid	(190)	(140)
Projected benefit obligation at end of year	$7,157	$6,454
Funded Status:
Projected benefit obligation in excess of plan assets	$(2,627)	$(2,095)
Accumulated benefit obligation at end of year	$7,157	$6,454

The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk.

Amounts Recognized in the Consolidated Balance
Sheets Consist of (in thousands):

	December 31,
	2012	2011
Current liabilities	$—	$—
Noncurrent liabilities	2,627	2,095
Total	$2,627	$2,095
Amounts Recognized in Accumulated Other Comprehensive Income (Pretax) Consist of:
Net loss	$2,467	$1,985
Prior service cost	—	—
Total	$2,467	$1,985

Information for Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets
(in thousands):

	December 31,
	2012	2011
Qualified Plan:
Projected benefit obligation	$7,157	$6,454
Accumulated benefit obligation	7,157	6,454
Fair value of plan assets (1)	4,530	4,359

(1)	See "Obligations and Funded Status" table of this note for further discussion.

No significant funding is anticipated to be necessary in 2013 relating to the Qualified Plan.

Projected benefit payments, which reflect expected future service, as appropriate, for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter as of December 31, 2012 are estimated at approximately $0.3 million per year through 2022.

Note 14 - Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2012	2011	2010
Current provision	$21,459	$48,384	$(3,908)
Deferred provision	95,742	62,909	22,952
Total income tax provision from continuing operations	$117,201	$111,293	$19,044

Tax benefits related to the exercise of stock options and stock awards have been credited (debited) to paid-in capital in amounts of $2.5 million, $5.0 million and $(1.2) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the statutory rate of 35.0% is explained in the following table (in thousands):

	For the years ended December 31,
	2012		2011		2010
Federal income tax at the statutory rate	$109,226	35.0%	$95,489	35.0%	$11,728	35.0%
State, local and foreign income taxes, net of federal income tax benefit	10,508	3.4	9,415	3.5	4,133	12.3
Reduction for tax positions settled, net of federal income tax benefit	80	—	(1,676)	(0.6)	(12,324)	(36.8)
Settlements	—	—	7,000	2.6	13,746	41.0
Other, net (including tax accrual adjustments)	(2,613)	(0.8)	1,065	0.3	1,761	5.3
Total income tax provision from continuing operations	$117,201	37.6%	$111,293	40.8%	$19,044	56.8%

Income tax payments, net, amounted to $44.1 million, $6.4 million and $23.6 million the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Accounts receivable reserves	$91,773	$120,983
Net operating loss (“NOL”) and capital loss carryforwards	81,530	82,035
Accrued liabilities	78,331	88,073
Other	47,421	28,414
Gross deferred tax assets, before valuation allowances	299,055	319,505
Valuation allowances	(21,037)	(20,502)
Gross deferred tax assets, net of valuation allowances	$278,018	$299,003

Amortization of intangibles	$606,933	$568,849
Contingent convertible debentures interest	353,397	322,035
Fixed assets and depreciation methods	55,135	48,034
Subsidiary stock basis	12,271	12,203
Current and noncurrent assets	10,702	15,149
Other	18,054	18,146
Gross deferred tax liabilities	$1,056,492	$984,416

As of December 31, 2012, the Company has remaining deferred tax benefits related to its federal and state net operating losses and capital losses totaling approximately $82 million ($29 million federal, $50 million state and $3 million capital).  These NOLs and capital losses will expire, in varying amounts, beginning in 2013 through 2032.  The potential future tax benefits of the NOLs and capital losses have been offset by $21 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
At January 1, 2012, the Company had gross unrecognized tax benefits of $17.1 million and ended the year with gross unrecognized tax benefits of $14.2 million.  A reconciliation of the beginning and ending of year amount of unrecognized tax benefit is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$17,091	$18,034	$27,700
Additions based on tax positions related to the current year	1,845	1,219	1,532
Additions for tax positions of prior years	2,050	5,212	3,100
Reductions for tax positions of prior years	(3,051)	(492)	(1,634)
Settlement reductions	(3,410)	(5,330)	—
Reductions for tax positions settled through the expirations of the statute of limitations	(309)	(1,552)	(12,664)
Unrecognized tax benefits at end of year	$14,216	$17,091	$18,034

Included in the balance at December 31, 2012 are approximately $8.7 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate.  The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant unrecognized amounts.  However, it is reasonably possible that $4.6 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitation and settlement of the 2009 and 2010 IRS audit.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses.  During the year ended December 31, 2012, the Company recognized approximately $(0.1) million in interest, net of federal tax benefit, and penalties.  The Company had accrued approximately $2.9 million for the payment of interest and penalties accrued at December 31, 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2009, and state and local, or non-U.S. income tax examinations, by tax authorities for years before 2008. The Internal Revenue Service is currently examining the 2009 and 2010 income tax returns. The Company is also currently under examination by various state jurisdictions.

Note 15 - Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
2012:	Income (loss)(Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$194,874		$1.78
Loss from discontinued operations	—		—
Net income	194,874	109,531	$1.78
Effect of Dilutive Securities
Convertible securities	284	2,891
Stock options, warrants and awards	—	566
Diluted EPS
Income from continuing operations plus assumed conversions	195,158		$1.73
Loss from discontinued operations	—		—
Net income plus assumed conversions	$195,158	112,988	$1.73
2011:
Basic EPS
Income from continuing operations	$161,532		$1.43
Loss from discontinued operations	(74,608)		(0.66)
Net income	86,924	113,000	$0.77
Effect of Dilutive Securities
Convertible securities	287	1,011
Stock options, warrants and awards	—	770
Diluted EPS
Income from continuing operations plus assumed conversions	161,819		$1.41
Loss from discontinued operations	(74,608)		(0.65)
Net income plus assumed conversions	$87,211	114,781	$0.76

2010:
Basic EPS
Income from continuing operations	$14,464		$0.12
Loss from discontinued operations	(120,573)		(1.04)
Net loss	(106,109)	116,348	$(0.91)
Effect of Dilutive Securities
4.00% junior subordinated convertible debentures	289	275
Stock options, warrants and awards	—	304
Diluted EPS
Income from continuing operations plus assumed conversions	14,753		$0.13
Loss from discontinued operations	(120,573)		(1.03)
Net loss plus assumed conversions	$(105,820)	116,927	$(0.91)

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

The Company is required to include additional shares in its diluted share outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.19
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$78.74
3.75% convertible senior subordinated notes, due 2042	$41.33

During the years ended December 31, 2012, 2011 and 2010, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 2.1 million, 2.6 million and 4.6 million, respectively.

Note 16 - Restructuring and Other Related Charges

Company-wide Reorganization Program:
During 2010, the Company initiated a “Company-wide Reorganization Program”, including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program was completed in the third quarter of 2012 with the completion of the relocation of the Corporate office. The Company recorded restructuring and other related charges for the CWR program of approximately $11 million in the third quarter of 2012 and $14 million cumulatively since 2010. The majority of the charges were recorded in the Corporate/Other segment.

Details of the Company-wide Reorganization Program restructuring related charges are as follows (pretax, in thousands):

	2010 Provision/ Accrual	Utilized during 2010	Balance at December 31, 2010	Utilized during 2011
Restructuring charges:
Employee severance	$446	$(141)	$305	$(278)
Employment agreement buy-outs	2,733	(933)	1,800	(1,432)
Lease terminations	91	(91)	—	—
Other assets, fees and facility exit costs	—	—	—	—
Total restructuring charges	$3,270	$(1,165)	$2,105	$(1,710)

	Balance at December 31, 2011	2012 Provision/ Accrual	Utilized during 2012	Balance at December 31, 2012
Restructuring charges:
Employee severance	$27	$—	$(27)	$—
Employment agreement buy-outs	368	—	(368)	—
Lease terminations	—	10,034	(1,935)	8,099
Other assets, fees and facility exit costs	—	731	(364)	367
Total restructuring charges	$395	10,765	$(2,694)	$8,466
Other related charges		281
Total restructuring and other related charges		$11,046

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

The Company recorded restructuring and other related charges for the Omnicare Full Potential Program of approximately $14 million during the year ended December 31, 2010, or cumulative aggregate restructuring and other related charges of approximately $110 million through 2010.  The Company eliminated approximately 2,700 positions in completing the Omnicare Full Potential program.

The restructuring charges primarily included severance pay, the buy-out of employment agreements, lease terminations, and other exit-related asset disposals, professional fees and facility exit costs.  The other related charges were primarily comprised of professional fees.  Details of the Omnicare Full Potential Plan restructuring and other related charges are as follows (pretax, in thousands):

	Balance at December 31, 2009	2010 Provision/ Accrual	Utilized during 2010	Balance at December 31, 2010
Restructuring charges:
Employee severance	$—	$6,398	$(5,688)	$710
Employment agreement buy-outs	—	—	—	—
Lease terminations	7,113	3,578	(4,119)	6,572
Other assets, fees and facility exit costs	459	2,453	(2,531)	381
Total restructuring charges	$7,572	12,429	$(12,338)	$7,663
Other related charges		1,466
Total restructuring and other related charges		$13,895

	Utilized during 2011	Balance at December 31, 2011	Utilized during 2012	Balance at December 31, 2012
Restructuring charges:
Employee severance	$(486)	$224	$(224)	$—
Employment agreement buy-outs	—	—	—	—
Lease terminations	(2,798)	3,774	(1,739)	2,035
Other assets, fees and facility exit costs	(359)	22	(22)	—
Total restructuring charges	$(3,643)	$4,020	$(1,985)	$2,035

As of December 31, 2012, the Company has made cumulative payments of approximately $25 million of severance and other employee-related costs for the Omnicare Full Potential Plan.  The remaining liabilities at December 31, 2012 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments).  The provision/accrual and corresponding payment amounts relating to employee severance were accounted for in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

Note 17 - Commitments and Contingencies

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
On October 19, 2012, a qui tam complaint, entitled United States ex rel. Lesa Martino Whalen v. Omnicare, Inc., No. 8:11-cv-2297, was unsealed by the United States District Court for the Middle District of Florida, Tampa Division. The case had been filed on October 11, 2011 under seal in that court. The U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Lesa Martino Whalen as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company failed to comply with Florida pharmacy regulations. On February 14, 2013, this action was dismissed by the court based on Relator's notice of voluntary dismissal.
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
On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court. The U.S. Department of Justice has declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.'s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the Court granted the Company's motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, Relator filed its Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
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
On September 15, 2010, Omnicare entered into settlement agreements, without any finding of wrongdoing or admission of liability, with the State of Michigan, the Commonwealth of Massachusetts and David M. Kammerer ("Relator"), relating to sealed qui tam litigation originally filed by Relator in Ohio federal court in August 2003.  The Company has paid $11.6 million pursuant to the Michigan settlement agreement and $9.45 million pursuant to the Massachusetts settlement agreement to resolve allegations of inappropriate billing, beginning in August 1997, under the states' usual and customary charge provisions.   The Company has paid Relator's expenses and attorneys' fees of $385 thousand.  The Company recorded provisions of $24.2 million for these payments, and a separate unrelated matter with another state which is still under review, in the quarter ended June 30, 2010.

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

The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon's drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it has declined to intervene in this action. The Court denied the Company's motion to dismiss on June 1, 2012, and the case is now in the discovery stage. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
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
The United States Department of Justice is investigating whether certain of the Company's practices relating to customer collections violated the False Claims Act or the Anti-Kickback Statute.  The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the court entered an order denying defendants' motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants' motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff's motion on the grounds that the appeal was premature. The case is now in the discovery stage. The individual defendants have denied all allegations of wrongdoing, believe the claims against them to be completely without merit and intend to vigorously defend themselves in this action.
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
On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company's former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. Following the court's order dismissing some claims with prejudice, on September 15, 2011, Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator filed a response in opposition to that motion. On April 24, 2012, the court granted Omnicare's motion to dismiss without prejudice all claims except the retaliatory discharge claim. On May 29, 2012, Relator filed a Second Amended Complaint. The Company filed a motion to dismiss on June 28, 2012. On November 20, 2012, the court granted Omnicare's motion to dismiss with prejudice all claims except the retaliatory discharge claim. The Company filed its Answer to the remaining claim on December 11, 2012. The Company believes that the remaining allegation is without merit and intends to vigorously defend itself in this action.
On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the Court granted the Company's motion with prejudice as to the relator and without prejudice as to the United States. Relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the Court denied relator's motion to reconsider. On November 16, 2012, relator filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the District Court's denial of the motion to reconsider and granting of the Company's motion to dismiss. The Company believes that the claims in the complaint are without merit and intends to vigorously defend itself in this action if pursued.
As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney's Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company's compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company's requirements under the CIA. The requirements of the Company's prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company's compliance program and greater scrutiny by federal regulatory authorities. Violations of the corporate integrity agreement could subject the Company to significant monetary penalties. Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts have been increased and will continue to be increased, and these price increases have resulted and may continue to result in the loss of certain contracts.
In February 2006, two substantially similar putative class action lawsuits were filed in the United States District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company's business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the court granted plaintiffs' motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal anti-kickback law in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit.
On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against the members of Omnicare's board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company's alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues. The Company believes all investigations into the Repack Matters have been closed.  The Company received insurance recoveries, net of increased costs in the 2010 period, of approximately $(10.5) million and $(1.2) million for the years ended December 31, 2011 and 2010, respectively.
The years ended December 31, 2012, 2011 and 2010 included a $49.4 million, $55.7 million and $113.7 million charge, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states and a qui tam lawsuit, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company indemnifies the directors and officers of the Company for certain liabilities that might arise from the performance of their job responsibilities for the Company.  Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown, as this involves the resolution of claims made, or future claims that may be made, against the Company, its directors and/or officers, the outcomes of which are unknown and not currently predictable.  Accordingly, no liabilities have been recorded for the indemnifications.

Note 18 - Segment Information

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

The table below presents information about the segments as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the years ended December 31,
2012:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$4,848,341	$1,301,761	$10,286	$6,160,388
Depreciation and amortization expense	(69,818)	(15,595)	(50,528)	(135,941)
Settlement, litigation and other related charges	(49,175)	(200)	—	(49,375)
Other charges, net	(2,568)	(2,090)	(63,145)	(67,803)
Operating income (loss) from continuing operations	562,675	129,218	(244,715)	447,178
2011:
Net sales	$5,123,477	$1,044,191	$15,254	$6,182,922
Depreciation and amortization expense	(64,484)	(16,221)	(52,427)	(133,132)
Settlement, litigation and other related charges	(55,031)	(643)	—	(55,674)
Other charges, net	(15,049)	—	(1,044)	(16,093)
Operating income (loss) from continuing operations	476,800	98,938	(142,795)	432,943
2010:
Net sales	$5,175,730	$838,790	$16,150	$6,030,670
Depreciation and amortization expense	(58,271)	(17,094)	(75,181)	(150,546)
Settlement, litigation and other related charges	(113,279)	(430)	—	(113,709)
Other charges, net	(13,745)	(14,173)	(119,313)	(147,231)
Operating income (loss) from continuing operations	374,110	75,039	(259,995)	189,154

The Company's continuing operations were primarily located in the United States with one pharmacy located in Canada which was not material to the consolidated sales or total assets of Omnicare and was disposed of in the third quarter of 2012.

Note 19 - Summary of Quarterly Results

The following table presents the Company's unaudited quarterly financial information for 2012 and 2011 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
2012	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,593,068	$1,536,027	$1,501,348	$1,529,945	$6,160,388
Cost of sales	1,224,968	1,168,681	1,130,053	1,153,281	4,676,983
Gross profit	368,100	367,346	371,295	376,664	1,483,405
Selling, general and administrative expenses	200,124	201,878	203,550	214,090	819,642
Provision for doubtful accounts	24,431	24,078	24,047	26,851	99,407
Settlement, litigation and other related charges	7,203	26,093	4,931	11,148	49,375
Other charges	11,512	49,209	5,036	2,046	67,803
Operating income	124,830	66,088	133,731	122,529	447,178
Interest expense, net of investment income	(30,834)	(35,574)	(39,036)	(29,659)	(135,103)
Income from continuing operations before income taxes	93,996	30,514	94,695	92,870	312,075
Income tax provision	38,257	11,822	33,270	33,852	117,201
Income from continuing operations	55,739	18,692	61,425	59,018	194,874
Loss from discontinued operations		—	—	—	—
Net income	$55,739	$18,692	$61,425	$59,018	$194,874
Earnings per common share - Basic:(a)
Continuing operations	$0.50	$0.17	$0.56	$0.55	$1.78
Discontinued operations	—	—	—	—	—
Net income	$0.50	$0.17	$0.56	$0.55	$1.78
Earnings per common share - Diluted:(a)
Continuing operations	$0.48	$0.17	$0.55	$0.54	$1.73
Discontinued operations	—	—	—	—	—
Net income	$0.48	$0.17	$0.55	$0.54	$1.73
Dividends per common share	$0.0700	$0.0700	$0.1400	$0.1400	$0.4200
Weighted average number of common shares outstanding:
Basic	111,487	110,580	109,315	106,773	109,531
Diluted	116,500	113,472	111,951	110,074	112,988
Comprehensive income	$56,161	$17,003	$63,354	$58,226	$194,744

	First	Second	Third	Fourth	Full
2011	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,525,571	$1,555,906	$1,544,360	$1,557,085	$6,182,922
Cost of sales	1,190,612	1,219,513	1,198,299	1,197,401	4,805,825
Gross profit	334,959	336,393	346,061	359,684	1,377,097
Selling, general and administrative expenses	190,166	192,474	191,293	199,902	773,835
Provision for doubtful accounts	24,530	24,357	24,255	25,410	98,552
Settlement, litigation and other related charges	6,013	19,816	6,742	23,103	55,674
Other charges	1,889	2,332	6,718	5,154	16,093
Operating income	112,361	97,414	117,053	106,115	432,943
Interest expense, net of investment income	(34,382)	(33,730)	(55,926)	(36,080)	(160,118)
Income from continuing operations before income taxes	77,979	63,684	61,127	70,035	272,825
Income tax provision	28,824	27,403	23,343	31,723	111,293
Income from continuing operations	49,155	36,281	37,784	38,312	161,532
Loss from discontinued operations	(19,851)	(37,728)	(9,900)	(7,129)	(74,608)
Net income (loss)	$29,304	$(1,447)	$27,884	$31,183	$86,924
Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.43	$0.32	$0.34	$0.34	$1.43
Discontinued operations	(0.17)	(0.33)	(0.09)	(0.06)	(0.66)
Net income (loss)	$0.26	$(0.01)	$0.25	$0.28	$0.77
Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.43	$0.32	$0.33	$0.34	$1.41
Discontinued operations	(0.17)	(0.33)	(0.09)	(0.06)	(0.65)
Net income (loss)	$0.26	$(0.01)	$0.24	$0.27	$0.76
Dividends per common share	$0.0325	$0.0400	$0.0400	$0.0400	$0.1525
Weighted average number of common shares outstanding:
Basic	114,129	113,487	112,729	111,687	113,000
Diluted	115,064	114,701	114,644	114,344	114,781
Comprehensive income (loss)	$25,925	$(981)	$24,002	$32,006	$80,952

Notes to Summary of Quarterly Results:

(a)
Earnings per share is calculated independently for each separately reported quarterly and full year period.  Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 20 - Guarantor Subsidiaries
The Company’s 7.75% Senior Subordinated Notes due 2020, the 3.75% Convertible Notes due 2025 and the 3.75% Convertible Notes due 2042 are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2012 and 2011 for the balance sheets, as well as the statements of comprehensive income and the statements of cash flows for each of the three years in the period ended December 31, 2012.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income
(in thousands)	For the years ended December 31,
2012:	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$6,023,153		$137,235	$—	$6,160,388
Cost of sales	—	4,589,932		87,051	—	4,676,983
Gross profit	—	1,433,221		50,184	—	1,483,405
Selling, general and administrative expenses	4,816	793,205		21,621	—	819,642
Provision for doubtful accounts	—	97,862		1,545	—	99,407
Settlement, litigation and other related charges	—	49,375		—	—	49,375
Other charges	35,092	36,723		(4,012)	—	67,803
Operating (loss) income	(39,908)	456,056		31,030	—	447,178
Interest expense, net of investment income	(133,368)	(1,089)		(646)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	454,967		30,384	—	312,075
Income tax (benefit) expense	(66,763)	173,729		10,235	—	117,201
(Loss) income from continuing operations	(106,513)	281,238		20,149	—	194,874
Equity in net income of subsidiaries	301,387	—		—	(301,387)	—
Net income	$194,874	$281,238		$20,149	$(301,387)	$194,874
Comprehensive income	$194,744	$281,238		$21,533	$(302,771)	$194,744
2011:
Net sales	$—	$6,057,114		$125,808	$—	$6,182,922
Cost of sales	—	4,720,920		84,905	—	4,805,825
Gross profit	—	1,336,194		40,903	—	1,377,097
Selling, general and administrative expenses	15,579	746,579		11,677	—	773,835
Provision for doubtful accounts	—	96,623		1,929	—	98,552
Settlement, litigation and other related charges	—	55,674		—	—	55,674
Other charges	—	16,093		—	—	16,093
Operating (loss) income	(15,579)	421,225		27,297	—	432,943
Interest expense, net of investment income	(158,621)	(1,491)		(6)	—	(160,118)
(Loss) income from continuing operations before income taxes	(174,200)	419,734		27,291	—	272,825
Income tax (benefit) expense	(66,753)	167,588		10,458	—	111,293
(Loss) income from continuing operations	(107,447)	252,146		16,833	—	161,532
Loss from discontinued operations	—	(71,425)		(3,183)	—	(74,608)
Equity in net income of subsidiaries	194,371	—		—	(194,371)	—
Net income	$86,924	$180,721		$13,650	$(194,371)	$86,924
Comprehensive income	$80,952	$180,721	$—	$8,959	$(189,680)	$80,952
2010:
Net sales	$—	$5,891,219		$139,451	$—	$6,030,670
Cost of sales	—	4,590,118		104,322	—	4,694,440
Gross profit	—	1,301,101		35,129	—	1,336,230
Selling, general and administrative expenses	9,569	722,789		15,250	—	747,608
Provision for doubtful accounts	—	134,391		2,239	—	136,630
Settlement, litigation and other related charges	—	113,709		—	—	113,709
Other charges	—	149,129		—	—	149,129
Operating (loss) income	(9,569)	181,083		17,640	—	189,154
Interest expense, net of investment income	(162,925)	7,279		—	—	(155,646)
(Loss) income from continuing operations before income taxes	(172,494)	188,362		17,640	—	33,508
Income tax (benefit) expense	(64,478)	82,225		1,297	—	19,044
(Loss) income from continuing operations	(108,016)	106,137		16,343	—	14,464
Loss from discontinued operations	—	(85,684)		(34,889)	—	(120,573)
Equity in net income of subsidiaries	1,907	—		—	(1,907)	—
Net income (loss)	$(106,109)	$20,453		$(18,546)	$(1,907)	$(106,109)
Comprehensive income (loss)	$(75,555)	$20,453		$(22,353)	$1,900	$(75,555)

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$383,674	$58,312	$12,227	$—	$454,213
Restricted cash	—	1,066	—	—	1,066
Accounts receivable, net (including intercompany)	—	849,753	197,370	(190,071)	857,052
Inventories	—	379,448	6,250	—	385,698
Deferred income tax benefits, net-current	—	137,736	—	(1,550)	136,186
Other current assets	1,765	248,833	14,871	(10,825)	254,644
Total current assets	385,439	1,675,148	230,718	(202,446)	2,088,859
Properties and equipment, net	—	276,056	6,604	—	282,660
Goodwill	—	4,219,900	37,059	—	4,256,959
Identifiable intangible assets, net	—	193,852	3,021	—	196,873
Other noncurrent assets	75,336	93,508	11,382	(16,313)	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$60,454	$587,025	$35,431	$(200,896)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	17,223	5,000	(5,000)	2,030,030
Deferred income tax liabilities, net-noncurrent	335,504	559,405	21,301	(1,550)	914,660
Other noncurrent liabilities	—	68,161	—	(11,313)	56,848
Stockholders’ equity	3,505,712	5,226,650	227,052	(5,453,702)	3,505,712
Total liabilities and stockholders’ equity	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$101,786	$18,223	$—	$580,262
Restricted cash	—	2,336	—	—	2,336
Accounts receivable, net (including intercompany)	—	920,829	119,614	(109,129)	931,314
Inventories	—	412,081	7,297	—	419,378
Deferred income tax benefits, net-current	—	156,139	—	(2,695)	153,444
Other current assets	3,865	193,079	13,693	—	210,637
Total current assets	464,118	1,786,250	158,827	(111,824)	2,297,371
Properties and equipment, net	—	220,066	5,191	—	225,257
Goodwill	—	4,171,328	79,251	—	4,250,579
Identifiable intangible assets, net	—	229,051	6,219	—	235,270
Other noncurrent assets	77,485	100,725	6,423	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$59,596	$569,623	$19,977	$(109,129)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	11,107	—	—	1,968,274
Deferred income tax liabilities, net-noncurrent	322,559	500,242	18,751	(2,695)	838,857
Other noncurrent liabilities	—	50,476	—	—	50,476
Stockholders’ equity	3,795,436	5,375,972	217,183	(5,593,155)	3,795,436
Total liabilities and stockholders’ equity	$6,134,758	$6,507,420	$255,911	$(5,704,979)	$7,193,110

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(88,461)	$636,402	$(3,457)	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(34,873)	—	(34,873)
Divestiture of businesses, net	—	19,207	—	19,207
Capital expenditures	—	(97,579)	(2,341)	(99,920)
Marketable securities	(25,514)	—	496	(25,018)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trusts	—	1,326	—	1,326
Other	—	(56)	—	(56)
Net cash flows used in investing activities	(25,514)	(111,975)	(1,845)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped Call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)	—	—	(7,566)
Decrease in cash overdraft balance	(12)	(14,915)	—	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592	(552,986)	(694)	1,912
Net cash flows from / (used in) financing activities	37,396	(567,901)	(694)	(531,199)
Net decrease in cash and cash equivalents	(76,579)	(43,474)	(5,996)	(126,049)
Cash and cash equivalents at beginning of year	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of year	$383,674	$58,312	$12,227	$454,213

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(118,642)	$665,702	$2,962	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(101,933)	—	(101,933)
Divestiture of businesses, net	—	13,099	—	13,099
Capital expenditures	—	(60,396)	(2,410)	(62,806)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trusts	—	(275)	—	(275)
Other	—	(3,486)	(10)	(3,496)
Net cash flows used in investing activities	—	(152,991)	(2,420)	(155,411)
Cash flows from financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	—	—	(777,609)
Fees paid for financing activities	(13,780)	—	—	(13,780)
Increase in cash overdraft balance	5,921	5,753	—	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842	(434,276)	1,574	3,140
Net cash flows from / (used in) financing activities	118,117	(428,523)	1,574	(308,832)
Net (decrease) increase in cash and cash equivalents	(525)	84,188	2,116	85,779
Less increase in cash and cash equivalents of discontinued operations	—	—	1	1
(Decrease) increase in cash and cash equivalents of continuing operations	(525)	84,188	2,115	85,778
Cash and cash equivalents at beginning of year	460,778	17,598	16,108	494,484
Cash and cash equivalents at end of year	$460,253	$101,786	$18,223	$580,262

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$443,924	$11,465	$368,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(111,812)	—	(111,812)
Divestiture of businesses, net	—	—	—	—
Capital expenditures	—	(22,496)	(1,021)	(23,517)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	11,082	—	11,082
Other	—	(1,791)	(14)	(1,805)
Net cash flows used in investing activities	—	(125,017)	(1,035)	(126,052)
Cash flows from financing activities:
Payments on term loans	(125,000)	—	—	(125,000)
Proceeds from long-term borrowings and obligations	975,000	—	—	975,000
Payments on long-term borrowings and obligations	(726,533)	—	—	(726,533)
Fees paid for financing activities	(33,249)			(33,249)
Increase in cash overdraft balance	9,744	8,477	—	18,221
Payments for Omnicare common stock repurchases	(100,942)	—	—	(100,942)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(13,989)	—	—	(13,989)
Dividends paid	(12,839)	—	—	(12,839)
Other	344,494	(342,826)	(6,957)	(5,289)
Net cash flows from / (used in) financing activities	316,686	(334,349)	(6,957)	(24,620)
Net increase (decrease) in cash and cash equivalents	229,912	(15,442)	3,473	217,943
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	(838)	4	(834)
Increase (decrease) in cash and cash equivalents of continuing operations	229,912	(14,604)	3,469	218,777
Cash and cash equivalents at beginning of year	230,866	32,202	12,639	275,707
Cash and cash equivalents at end of year	$460,778	$17,598	$16,108	$494,484

Note 20 - Guarantor Subsidiaries - Continued

The Company’s 3.25% Convertible Debentures due 2035 are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2012 and 2011 for the balance sheets, as well as the statements of comprehensive income and the statements of cash flows for each of the three years in the period ended December 31, 2012.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 20 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$6,160,388	$—	$6,160,388
Cost of sales	—	—	4,676,983	—	4,676,983
Gross profit	—	—	1,483,405	—	1,483,405
Selling, general and administrative expenses	4,816	1,438	813,388	—	819,642
Provision for doubtful accounts	—	—	99,407	—	99,407
Settlement, litigation and other related charges	—	—	49,375	—	49,375
Other charges	35,092	—	32,711	—	67,803
Operating (loss) income	(39,908)	(1,438)	488,524	—	447,178
Interest expense, net of investment income	(133,368)	—	(1,735)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	(1,438)	486,789	—	312,075
Income tax (benefit) expense	(66,763)	(557)	184,521	—	117,201
(Loss) income from continuing operations	(106,513)	(881)	302,268	—	194,874
Loss from discontinued operations	—	—	—	—	—
Equity in net income of subsidiaries	301,387	—	—	(301,387)	—
Net income (loss)	$194,874	$(881)	$302,268	$(301,387)	$194,874
Comprehensive income (loss)	$194,744	$(881)	$303,652	$(302,771)	$194,744
2011:
Net sales	$—	$—	$6,182,922	$—	$6,182,922
Cost of sales	—	—	4,805,825	—	4,805,825
Gross profit	—	—	1,377,097	—	1,377,097
Selling, general and administrative expenses	15,579	1,467	756,789	—	773,835
Provision for doubtful accounts	—	—	98,552	—	98,552
Settlement, litigation and other related charges	—	—	55,674	—	55,674
Other charges	—	—	16,093	—	16,093
Operating (loss) income	(15,579)	(1,467)	449,989	—	432,943
Interest expense, net of interest income	(158,621)	—	(1,497)	—	(160,118)
(Loss) income from continuing operations before income taxes	(174,200)	(1,467)	448,492	—	272,825
Income tax (benefit) expense	(66,753)	(562)	178,608	—	111,293
(Loss) income from continuing operations	(107,447)	(905)	269,884	—	161,532
Loss from discontinued operations	—	—	(74,608)	—	(74,608)
Equity in net income of subsidiaries	194,371	—	—	(194,371)	—
Net income (loss)	$86,924	$(905)	$195,276	$(194,371)	$86,924
Comprehensive income (loss)	$80,952	$(905)	$190,585	$(189,680)	$80,952
2010:
Net sales	$—	$—	$6,030,670	$—	$6,030,670
Cost of sales	—	—	4,694,440	—	4,694,440
Gross profit	—	—	1,336,230	—	1,336,230
Selling, general and administrative expenses	9,569	1,403	736,636	—	747,608
Provision for doubtful accounts	—	—	136,630	—	136,630
Settlement, litigation and other related charges	—	—	113,709	—	113,709
Other charges	—	—	149,129	—	149,129
Operating (loss) income	(9,569)	(1,403)	200,126	—	189,154
Interest expense, net of investment income	(162,925)	—	7,279	—	(155,646)
(Loss) income from continuing operations before income taxes	(172,494)	(1,403)	207,405	—	33,508
Income tax (benefit) expense	(64,478)	(524)	84,046	—	19,044
(Loss) income from continuing operations	(108,016)	(879)	123,359	—	14,464
Loss from discontinued operations	—	—	(120,573)	—	(120,573)
Equity in net income of subsidiaries	1,907	—	—	(1,907)	—
Net income (loss)	$(106,109)	$(879)	$2,786	$(1,907)	$(106,109)
Comprehensive income (loss)	$(75,555)	$(879)	$(1,021)	$1,900	$(75,555)

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$383,674	$—	$70,539	$—	$454,213
Restricted cash	—	—	1,066	—	1,066
Accounts receivable, net (including intercompany)	—	204	857,052	(204)	857,052
Inventories	—	—	385,698	—	385,698
Deferred income tax benefits, net-current	—	—	137,736	(1,550)	136,186
Other current assets	1,765	—	252,879	—	254,644
Total current assets	385,439	204	1,704,970	(1,754)	2,088,859
Properties and equipment, net	—	22	282,638	—	282,660
Goodwill	—	—	4,256,959	—	4,256,959
Identifiable intangible assets, net	—	—	196,873	—	196,873
Other noncurrent assets	75,336	19	88,558	—	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$60,454	$54	$421,710	$(204)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	—	17,223	—	2,030,030
Deferred income tax liabilities, net-noncurrent	335,504	—	580,706	(1,550)	914,660
Other noncurrent liabilities	—	—	56,848	—	56,848
Stockholders’ equity	3,505,712	191	5,453,511	(5,453,702)	3,505,712
Total liabilities and stockholders’ equity	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264

As of December 31, 2011:
ASSETS
Cash and cash equivalents	$460,253	$—	$120,009	$—	$580,262
Restricted cash	—	—	2,336	—	2,336
Accounts receivable, net (including intercompany)	—	177	931,314	(177)	931,314
Inventories	—	—	419,378	—	419,378
Deferred income tax benefits, net-current	—	—	153,989	(545)	153,444
Other current assets	3,865	—	206,772	—	210,637
Total current assets	464,118	177	1,833,798	(722)	2,297,371
Properties and equipment, net	—	17	225,240	—	225,257
Goodwill	—	19	4,250,560	—	4,250,579
Identifiable intangible assets, net	—	—	235,270	—	235,270
Other noncurrent assets	77,485	—	107,148	—	184,633
Investment in subsidiaries	5,593,155	—	—	(5,593,155)	—
Total assets	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$59,596	$82	$480,566	$(177)	$540,067
Long-term debt, notes and convertible debentures	1,957,167	—	11,107	—	1,968,274
Deferred income tax liabilities, net-noncurrent	322,559	—	516,843	(545)	838,857
Other noncurrent liabilities	—	—	50,476	—	50,476
Stockholders’ equity	3,795,436	131	5,593,024	(5,593,155)	3,795,436
Total liabilities and stockholders’ equity	$6,134,758	$213	$6,652,016	$(5,593,877)	$7,193,110

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(88,461)	$—	$632,945	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(34,873)	(34,873)
Divestitures of businesses, net	—	—	19,207	19,207
Capital expenditures	—	—	(99,920)	(99,920)
Marketable securities	(25,514)	—	496	(25,018)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	1,326	1,326
Other	—	—	(56)	(56)
Net cash flows used in investing activities	(25,514)	—	(113,820)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped Call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)	—	—	(7,566)
Decrease in cash overdraft balance	(12)	—	(14,915)	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592	—	(553,680)	1,912
Net cash flows from / (used in) financing activities	37,396	—	(568,595)	(531,199)
Net decrease in cash and cash equivalents	(76,579)	—	(49,470)	(126,049)
Cash and cash equivalents at beginning of year	460,253	—	120,009	580,262
Cash and cash equivalents at end of year	$383,674	$—	$70,539	$454,213

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(118,642)	$—	$668,664	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(101,933)	(101,933)
Divestitures of businesses, net	—	—	13,099	13,099
Capital expenditures	—	—	(62,806)	(62,806)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(275)	(275)
Other	—	—	(3,496)	(3,496)
Net cash flows used in investing activities	—	—	(155,411)	(155,411)
Cash flows from financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	—	—	(777,609)
Fees paid for financing activities	(13,780)	—	—	(13,780)
Increase in cash overdraft balance	5,921	—	5,753	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842		(432,702)	3,140
Net cash flows from / (used in) financing activities	118,117	—	(426,949)	(308,832)
Net (decrease) increase in cash and cash equivalents	(525)	—	86,304	85,779
Less increase in cash and cash equivalents of discontinued operations	—	—	1	1
(Decrease) increase in cash and cash equivalents of continuing operations	(525)	—	86,303	85,778
Cash and cash equivalents at beginning of year	460,778	—	33,706	494,484
Cash and cash equivalents at end of year	$460,253	$—	$120,009	$580,262

Note 20 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2010:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) / from operating activities	$(86,774)	$—	$455,389	$368,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(111,812)	(111,812)
Divestitures of businesses, net	—	—	—	—
Capital expenditures	—	—	(23,517)	(23,517)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	11,082	11,082
Other	—	—	(1,805)	(1,805)
Net cash flows used in investing activities	—	—	(126,052)	(126,052)
Cash flows used in financing activities:
Payments on term loans	(125,000)	—	—	(125,000)
Proceeds from long-term borrowings and obligations	975,000	—	—	975,000
Payments on long-term borrowings and obligations	(726,533)	—	—	(726,533)
Fees paid for financing activities	(33,249)		—	(33,249)
Increase in cash overdraft balance	9,744	—	8,477	18,221
Payments for Omnicare common stock repurchases	(100,942)	—	—	(100,942)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	(13,989)	—	—	(13,989)
Dividends paid	(12,839)	—	—	(12,839)
Other	344,494	—	(349,783)	(5,289)
Net cash flows from / (used in) financing activities	316,686	—	(341,306)	(24,620)
Net increase (decrease) in cash and cash equivalents	229,912	—	(11,969)	217,943
Less decrease in cash and cash equivalents of discontinued operations	—	—	(834)	(834)
Increase (decrease) in cash and cash equivalents of continuing operations	229,912	—	(11,135)	218,777
Cash and cash equivalents at beginning of year	230,866	—	44,841	275,707
Cash and cash equivalents at end of year	$460,778	$—	$33,706	$494,484

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

Changes in Internal Control.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.  Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Part I of this Report.  There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in the Company's Proxy Statement dated April 19, 2012.

Audit Committee Financial Expert.  The information required by this Item 10 disclosure requirement is included in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

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

The Omnicare Integrity Code applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the “Covered Officers”).  In addition to being bound by the Omnicare Integrity Code’s provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Covered Officers.  The Company will furnish any person, without charge, a copy of the Code of Ethics for the Covered Officers upon written request addressed to Omnicare, Inc., 900 Omnicare Center, 201 East Fourth Street, Cincinnati, OH 45202, Attn.:  Corporate Secretary.  A copy of the Code of Ethics for the Covered Officers can also be found on our Web site at www.omnicare.com.  Any waiver of any provision of the Code granted to a Covered Officer may only be granted by our Board of Directors or its Audit Committee.  If a waiver is granted, information concerning the waiver will be posted on our Web site at www.omnicare.com for a period of 12 months.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2012 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)
Equity compensation plans
approved by stockholders(a)	1,972	$41.24	2,436
Equity compensation plans
not approved by stockholders(b)	138	38.41	—
Total	2,110	$41.05	2,436

(a)	Includes the 1992 Long-Term Stock Incentive Plan and the 2004 Stock and Incentive Plan.

(b)
Includes the 1998 Long-Term Employee Incentive Plan as further discussed in the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Filing.  Additionally, at December 31, 2012, the outstanding amount includes 10 compensation related warrants issued in 2003 at an exercise price of $33.08 per share.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)               Financial Statements

Our 2012 Consolidated Financial Statements are included in Part II, Item 8, of this Filing.

(a)(2)               Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Part II, Item 8, of this Filing.

(a)(3)               Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of February 2013.

OMNICARE, INC. /s/Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/John L. Workman	Chief Executive Officer and Director	February 19, 2013
John L. Workman	(Principal Executive Officer)
/s/Robert O. Kraft	Senior Vice President and Chief Financial Officer
Robert O. Kraft	(Principal Financial and Accounting Officer)

James D. Shelton, Director*
Mark A. Emmert, Director*
Steven J. Heyer, Director*
Sam R. Leno, Director*
Andrea R. Lindell, DNSc, RN, Director*
Barry Schochet, Director*
Amy Wallman, Director*

*Alexander M. Kayne, by signing his name hereto, signs this document on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

/s/Alexander M. Kayne
Alexander M. Kayne (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Write-offs, (net of recoveries) and other	Balance at end of period
Allowance for uncollectible accounts receivable:
2012	$358,713	$99,407	$(188,704)	$269,416
2011	401,027	98,552	(140,866)	358,713
2010	332,541	136,630	(68,144)	401,027
Tax valuation allowance:
2012	$20,502	$3,765	$(3,230)	$21,037
2011	18,418	4,151	(2,067)	20,502
2010	22,594	(3,723)	(453)	18,418

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(4.1)	Subordinated Debt Securities Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.2)	Second Supplemental Indenture, dated as of June 13, 2003, between Omnicare, Inc. and SunTrust Bank, as Trustee	Form 8-K June 16, 2003
(4.3)	Third Supplemental Indenture, dated as of March 8, 2005, between Omnicare, Inc. & SunTrust Bank, as Trustee	Form 8-K March 9, 2005
(4.4)	Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and the Trustee (including the Form of 3.25% Convertible Senior Debenture due 2035)	Form 8-K December 16, 2005
(4.5)	Guarantee Agreement of Omnicare, Inc. relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003	Form 8-K June 16, 2003
(4.6)	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.7)	Guarantee Agreement of Omnicare, Inc. relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005	Form 8-K March 9, 2005
(4.8)	Sixth Supplemental Indenture, dated as of May 18, 2010, by and among the Company, the Guarantors named therein and the Trustee (including the form of 7.75% Senior Subordinated Notes due 2020)	Form 8-K May 21, 2010
(4.9)
Seventh Supplemental Indenture, dated as of December 7, 2010, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 3.75% Convertible Senior Subordinated Notes due 2025).
Form 8-K December 7, 2010
(4.10)
Eighth Supplemental Indenture among Omnicare, Inc., the guarantors party thereto and U.S. Bank National Association (as successor to SunTrust Bank), as Trustee (including the form of 3.75% Convertible Senior Subordinated Note due 2042)
Form 8-K March 29, 2012
(10.1)	Annual Incentive Plan for Senior Executive Officers*	Appendix A to Proxy Statement for 2009 Annual Meeting of Stockholders dated April 21, 2009
(10.2)	1998 Long-Term Employee Incentive Plan*	Form 10-K March 30, 1999

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.3)	Amendment to 1998 Long-Term Employee Incentive Plan, effective November 26, 2002*	Form 10-K March 27, 2003
(10.4)	Omnicare, Inc. 2004 Stock and Incentive Plan*	Appendix B to the Company’s Definitive Proxy Statement for 2004 Annual Meeting of Stockholders, filed on April 9, 2004
(10.5)	Form of Indemnification Agreement with Directors and Officers*	Form 10-K March 30, 1999
(10.6)	Split Dollar Agreement, dated June 1, 1995 (Agreements in the same form exist with J.F. Gemunder, C.D. Hodges, P.E. Keefe and J.M. Stamps)*	Form 10-K March 25, 1996
(10.7)	Employment Agreement with J.M. Stamps, dated as of June 1, 1999*	Form 10-K February 26, 2009
(10.8)	Amendment to Employment Agreement with J.M. Stamps, dated as of December 29, 2008*	Form 10-K February 26, 2009
(10.9)	Amendment to Employment Agreement with Jeffrey M. Stamps, dated as of December 7, 2010*	Form 10-K February 24, 2011
(10.10)	Separation Agreement, dated as of September 21, 2012 between Omnicare, Inc. and J.M. Stamps*	Filed Herewith
(10.11)	Employment Agreement with J.L. Workman, dated as of October 21, 2009*	Form 10-K February 25, 2010
(10.12)	Amendment to Employment Agreement with John L. Workman, dated as of December 7, 2010*	Form 10-K February 24, 2011
(10.13)	Second Amendment to Employment Agreement with John L. Workman, dated June 11, 2012*	Form 10-Q July 25, 2012
(10.14)	Form of Stock Option Award Agreement *	Form 10-Q April 26, 2012
(10.15)	Form of Restricted Stock Award Agreement (Officers) *	Form 10-Q April 26, 2012
(10.16)	Form of Restricted Stock Award Agreement (Employees other than Officers) *	Form 10-Q April 26, 2012
(10.17)	Prime Vendor Agreement for Pharmaceuticals with McKesson Corporation, dated as of July 27, 2010**	Form 10-Q October 28, 2010
(10.18)
Credit Agreement, dated as of August 24, 2011, by and among Omnicare, Inc., as the Borrower, the lenders named therein, SunTrust Bank, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as Co-Documentation Agents.

Form 8-K August 25, 2011
(10.19)	Amendment to Split Dollar Agreement with J.F. Gemunder, dated December 22, 2008*	Form 10-K February 26, 2009
(10.20)	Amendment to Split Dollar Agreement dated December 22, 2008 (Agreements in the same form exist with C.D. Hodges and J.M. Stamps)*	Form 10-K February 26, 2009
(10.21)	Employment Agreement with John G. Figueroa, dated as of December 7, 2010*	Form 10-K February 24, 2011

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.22)	Employment Agreement with Nitin Sahney, dated as of October 28, 2010*	Form 10-K February 24, 2011
(10.23)	Amendment to Employment Agreement with Nitin Sahney, dated February 17, 2011*	Form 10-K February 24, 2011
(10.24)	Second Amendment to Employment Agreement with Nitin Sahney, dated June 11, 2012*	Form 10-Q July 25, 2012
(10.25)	Employment Agreement with Alexander M. Kayne, dated April 1, 2011.*	Form 10-Q April 28, 2011
(10.26)	Employment Agreement with Priscilla Stewart-Jones, dated as of July 22, 2011.*	Form 10-Q October 25, 2011
(10.27)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Joel F. Gemunder*	Form 10-Q October 28, 2010
(10.28)	Separation Agreement, effective July 31, 2010, among Omnicare, Inc. and Cheryl D. Hodges*	Form 10-Q October 28, 2010
(10.29)	Form of Exchange Agreement relating to the exchange of the Company's 3.75% Convertible Senior Subordinated Notes due 2025 for 3.75% Convertible Senior Subordinated Notes due 2042	Form 8-K March 29, 2012
(10.30)	Form of Performance Restricted Stock Unit Award Agreement I *	Form 10-Q April 26, 2012
(10.31)	Form of Performance Restricted Stock Unit Award Agreement 2013 II *	Filed Herewith
(10.32)	Separation Agreement, dated as of June 10, 2012, between Omnicare, Inc. and John Figueroa*	Form 10-Q July 25, 2012
(10.33)	Separation Agreement, dated as of August 9, 2012, between Omnicare, Inc. and Priscilla Stewart-Jones*	Form 10-Q October 31, 2012
(10.34)	Employment Agreement with L.P. Finn III, dated as of August 21, 1997*	Form 10-K March 1, 2007
(10.35)	Amendment to Employment Agreement with L.P. Finn III, dated as of December 22, 2008*	Form 10-K February 26, 2009
(10.36)	Separation Agreement, dated as of February 3, 2012, among Omnicare, Inc., Omnicare Management Company and L.P. Finn, III*	Form 10-K February 23, 2012
(10.37)	Omnicare, Inc. Senior Executive Severance Plan *	Filed Herewith
(10.38)	Omnicare, Inc. Executive Severance Plan *	Filed Herewith
(10.39)	Omnicare, Inc. Deferred Compensation Plan *	Filed Herewith
(10.40)	Confirmation relating to Accelerated Share Repurchase, dated November 29, 2012, between Omnicare, Inc. and Goldman, Sachs & Co.	Filed Herewith

INDEX OF EXHIBITS
Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(10.41)
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
(101)
The following materials from the Omnicare, Inc. Annual Report on Form 10-K for the year ended December 31,   2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows (iv) Consolidated Statements of Stockholders' Equity and (v) the Notes to Consolidated Financial Statements

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