Form 10-Q
period 2013-03-31
OMNICARE INC
filed 2013-04-24
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	104,924,854	March 31, 2013

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2013

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Net sales	$1,525,003	$1,593,068
Cost of sales	1,154,179	1,224,968
Gross profit	370,824	368,100
Selling, general and administrative expenses	201,826	200,124
Provision for doubtful accounts	24,226	24,431
Settlement, litigation and other related charges	22,619	7,203
Other charges	4,006	11,512
Operating income	118,147	124,830
Interest expense, net of investment income	(29,459)	(30,834)
Income before income taxes	88,688	93,996
Income tax expense	34,334	38,257
Net income	$54,354	$55,739

Earnings per common share:
Basic	$0.53	$0.50
Diluted	$0.51	$0.48

Dividends per common share	$0.14	$0.07

Weighted average number of common shares outstanding:
Basic	103,210	111,487
Diluted	107,466	116,500

Comprehensive income	$54,330	$56,161

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$509,818	$454,213
Restricted cash	5	1,066
Accounts receivable, less allowances of $242,088 (2012-$269,416)	840,383	857,052
Inventories	382,658	385,698
Deferred income tax benefits	115,785	136,186
Other current assets	279,476	254,644
Total current assets	2,128,125	2,088,859
Properties and equipment, at cost less accumulated depreciation of $318,286 (2012-$308,525)	292,794	282,660
Goodwill	4,256,959	4,256,959
Identifiable intangible assets, less accumulated amortization of $245,451 (2012-$236,116)	187,263	196,873
Other noncurrent assets	147,211	163,913
Total noncurrent assets	4,884,227	4,900,405
Total assets	$7,012,352	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,710	$200,125
Accrued employee compensation	47,707	73,791
Current debt	233,919	27,713
Other current liabilities	203,839	180,385
Total current liabilities	672,175	482,014
Long-term debt, notes and convertible debentures	1,817,991	2,030,030
Deferred income tax liabilities	910,040	914,660
Other noncurrent liabilities	61,909	56,848
Total noncurrent liabilities	2,789,940	3,001,538
Total liabilities	3,462,115	3,483,552
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 133,856,200 shares issued (2012-133,503,156 shares issued)	133,856	133,503
Paid-in capital	2,427,039	2,419,970
Retained earnings	1,840,926	1,801,075
Treasury stock, at cost - 28,931,346 shares (2012-28,851,671 shares)	(848,740)	(846,016)
Accumulated other comprehensive income (loss)	(2,844)	(2,820)
Total stockholders' equity	3,550,237	3,505,712
Total liabilities and stockholders' equity	$7,012,352	$6,989,264

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$54,354	$55,739
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,807	12,055
Amortization	19,915	20,406
Other operating activities	—	103
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	16,666	(58,591)
Inventories	3,040	65,161
Current and noncurrent assets	(13,218)	30,637
Accounts payable	(3,642)	(47,754)
Accrued employee compensation	(26,073)	(22,685)
Current and noncurrent liabilities	44,046	45,346
Net cash flows from operating activities	108,895	100,417
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(563)
Capital expenditures	(23,129)	(20,239)
Other	854	512
Net cash flows used in investing activities	(22,275)	(20,290)
Cash flows from financing activities:
Payments on term loans	(5,313)	(6,587)
Payments on long-term borrowings and obligations	(1,684)	—
Decrease in cash overdraft balance	(9,774)	(3,151)
Payments for Omnicare common stock repurchases	(302)	(22,328)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	445	2,519
Dividends paid	(14,479)	(7,825)
Other	92	(840)
Net cash flows used in financing activities	(31,015)	(38,212)
Net increase in cash and cash equivalents	55,605	41,915
Cash and cash equivalents at beginning of period	454,213	580,262
Cash and cash equivalents at end of period	$509,818	$622,177

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2012 Annual Report on Form 10-K (“2012 Annual Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2012 Annual Report and any related updates included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 - Significant Accounting Policies

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $4.5 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of accounts receivable characteristics (in thousands):

March 31, 2013	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$224,747	$129,579	$354,326
Facility payors	409,412	146,882	556,294
Private Pay payors	71,033	100,818	171,851
Total gross accounts receivable	$705,192	$377,279	$1,082,471
December 31, 2012
Medicare (Part D and Part B), Medicaid and Third-Party payors	$238,348	$163,773	$402,121
Facility payors	383,848	168,945	552,793
Private Pay payors	70,835	100,719	171,554
Total gross accounts receivable	$693,031	$433,437	$1,126,468

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") by component and in the aggregate, follows (in thousands):

	March 31, 2013	December 31, 2012
Unrealized loss on fair value of investments	$(510)	$(428)
Pension and postemployment benefits	(2,334)	(2,392)
Total accumulated other comprehensive income (loss), net	$(2,844)	$(2,820)

The amounts are net of applicable tax benefits which were not material at March 31, 2013 and December 31, 2012. The reclassifications out of AOCI did not materially affect any individual line item on the Statement of Comprehensive Income.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2013
Bond portfolio	$25,075	$—	$25,075	$—
7.75% interest rate swap agreements - fair value hedge	39,961	—	39,961	—
Derivatives	—	—	—	—
Total	$65,036	$—	$65,036	$—
December 31, 2012
Bond portfolio	$24,887	$—	$24,887	$—
7.75% interest rate swap agreements - fair value hedge	46,090	—	46,090	—
Derivatives	—	—	—	—
Total	$70,977	$—	$70,977	$—

The fair value of the Company’s fixed-rate debt facilities are shown at the Debt note of the Notes to Consolidated Financial Statements.

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in 2012.

Other charges

Other charges consist of the following (in thousands):

	Three months ended March 31,
	2013	2012
Acquisition and other related costs	$537	$3,109
Disposition of businesses	—	5,903
Separation costs	3,469	2,500
Total - other charges	$4,006	$11,512

Disposition of Businesses

In 2012, the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $5.9 million in the three months ended March 31, 2012. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Common Stock Repurchase Program

In the three months ended March 31, 2013, the Company did not repurchase any shares through authorized share repurchase programs. The Company had approximately $220 million of combined share repurchase authority remaining as of March 31, 2013, which expires on December 31, 2014. In 2012, the Company entered into a $250 million Accelerated Repurchase Agreement (“ASR”) with Goldman, Sachs & Co. that is anticipated to be completed during the second quarter of 2013. As of March 31, 2013, the Company had a $50 million equity forward contract recorded as part of the ASR, which is included in paid in capital.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 - Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill in the three months ended March 31, 2013.

The Company’s intangible amortization expense for the three months ended March 31, 2013 and 2012 was approximately $10 million and $11 million, respectively.

Note 4 - Debt

A summary of debt follows (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$—	$—
Senior term loan, due 2017	414,375	419,688
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	318,054	318,054
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
Capitalized lease and other debt obligations	23,225	23,685
Subtotal	2,468,154	2,473,927
Add interest rate swap agreements	39,961	46,090
(Subtract) unamortized debt discount	(456,205)	(462,274)
(Subtract) current portion of debt	(233,919)	(27,713)
Total long-term debt, net	$1,817,991	$2,030,030

3.75% Convertible Senior Subordinated Notes due 2025

Omnicare has outstanding $318 million aggregate principal amount of 3.75% convertible senior subordinated notes due 2025 (the “2025 Notes”).  The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $27.11 and the conversion threshold is $35.25 as of March 31, 2013. As of March 31, 2013, the

aforementioned conversion threshold of the 2025 Notes had been attained. As a result, the 2025 Notes were convertible by the debt holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of March 31, 2013.

At March 31, 2013, there was no outstanding balance under the Company’s Revolving Credit Facility and $414 million outstanding under the Term Loan.  The interest rate on the Term Loan was 1.96% at March 31, 2013. As of March 31, 2013, the Company had approximately $8 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the interest rate swap agreements associated with the Company's fixed rate debt was 4.71% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $550 million at March 31, 2013.

The Company amortized to expense approximately $1.0 million and $1.5 million of deferred debt issuance costs during the three months ended March 31, 2013 and 2012, respectively.

Information relating to the Company's convertible securities at March 31, 2013 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$27,230	12.75	8.25%
4.00% junior subordinated convertible debentures, due 2033	$151,665	20.25	8.01%
3.25% convertible senior debentures, due 2035	$245,433	2.75	7.63%
3.75% convertible senior subordinated notes, due 2042	$161,600	29.00	7.11%

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	March 31, 2013		December 31, 2012
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$550,000	$613,300	$550,000	$614,600
3.75% convertible senior subordinated notes, due 2025
Carrying value	205,846	—	204,608	—
Unamortized debt discount	112,208	—	113,446	—
Principal amount	318,054	512,100	318,054	459,600
4.00% junior subordinated convertible debentures, due 2033
Carrying value	206,947	—	206,266	—
Unamortized debt discount	138,053	—	138,734	—
Principal amount	345,000	355,300	345,000	331,600
3.25% convertible senior debentures, due 2035
Carrying value	381,510	—	377,782	—
Unamortized debt discount	45,990	—	49,718	—
Principal amount	427,500	430,200	427,500	425,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	230,046	—	229,624	—
Unamortized debt discount	159,954	—	160,376	—
Principal amount	390,000	434,900	390,000	397,100

Note 5 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the three months ended March 31,
2013:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Net income	54,354	103,210	$0.53
Effect of Dilutive Securities
Convertible securities	71	3,753
Stock options, warrants, units and awards	—	503
Diluted EPS
Net income plus assumed conversions	$54,425	107,466	$0.51
2012:
Basic EPS
Net income	55,739	111,487	$0.50
Effect of Dilutive Securities
Convertible securities	71	4,320
Stock options, warrants, units and awards	—	693
Diluted EPS
Net income plus assumed conversions	$55,810	116,500	$0.48

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

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.11
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$78.49
3.75% convertible senior subordinated notes, due 2042	$41.26

Weighted average shares outstanding, assuming dilution, excludes the impact of 1.5 million stock options, warrants and awards for the three months ended March 31, 2013 and 1.8 million for the three months ended March 31, 2012, due to the exercise prices of these stock options, warrants and awards being greater than the average fair market value of our common stock during the period.

Note 6 - Restructuring and Other Related Charges

Company-wide Reorganization Program

During 2010, the Company initiated a Company-wide Reorganization Program (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program was completed in the third quarter of 2012 with the completion of the relocation of the Corporate office. As of March 31, 2013, the Company has made cumulative payments of approximately $3 million of severance and other employee-related costs for the

CWR Program.  The Company had liabilities of approximately $8.5 million at December 31, 2012, with utilization of approximately $1 million in the three months ended March 31, 2013. The remaining liabilities of $7.8 million at March 31, 2013, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease termination costs) and will be settled as these matters are finalized.

Note 7 - Commitments and Contingencies

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

On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver, et al. v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the Court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it declined to intervene in this action. The Company has not been served with the complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On March 27, 2013, a qui tam complaint, entitled United States of America et. al. ex rel. Gil Pomeranz, Michael Gawronski and Larry Cobb v. Omnicare, Inc., et al., No. 2:11-cv-13831, was unsealed by the U.S. District Court for the Eastern District of Michigan, Southern Division. The case was filed on September 1, 2011 under seal in that Court. The U.S. Department of Justice notified the court that it has declined to intervene in the action. The complaint was brought by Pomeranz, Gawronski, and Cobb as private party qui tam relators on behalf of the federal government and certain states. The action alleges civil violations of the False Claims Act based on allegations that the Company failed to comply with certain Michigan pharmacy regulations. The Company has not been served with the complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court. The U.S. Department of Justice has declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.'s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the Court granted the Company's motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, the Relator filed its Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of Kentucky, alleging violations of federal securities laws in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The Court has appointed lead counsel and a consolidated amended complaint was filed on May 11, 2012. The Company filed a motion to dismiss on July 16, 2012. On March 27, 2013, the Court granted the Company's motion to dismiss and dismissed all claims with prejudice.

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

The U.S. Department of Justice, through the U.S. Attorney's Office for the Western District of Virginia, is investigating whether the Company's activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

The U.S. Department of Justice is investigating whether certain of the Company's practices relating to customer collections violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

On March 22, 2013, a qui tam complaint entitled United States ex rel. Susan Ruscher, et al. v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that that the Company's practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it has declined to intervene in this action at this time. The Company has not been served with the complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against certain current and former members of the Board and certain former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the Court entered an order denying defendants' motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants' motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff's motion on the grounds that the appeal was premature. The individual defendants have denied all allegations of wrongdoing, believe the claims against them to be without merit and intend to vigorously defend themselves in this action.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the Court. The U.S. Department of Justice and the State of Illinois have notified the Court that they have declined to intervene in this action. The complaint was brought by Adam Resnick and Maureen Nehls as private party qui tam relators on behalf of the federal government and two state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes. On December 1, 2010, Resnick filed a motion to withdraw as a relator, which the Court granted on December 14, 2010. The Company recorded a provision for this matter in the quarter ended June 30, 2012.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the Court. The U.S. Department of Justice and the various states named in the complaint have notified the Court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company's former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain Food and Drug Administration (“FDA”) regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. Relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. Following the Court's order dismissing some claims with prejudice, on September 15, 2011, the Relator filed an Amended Complaint. He repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations. Relator also asserted a claim in the Amended Complaint that the Company submitted false claims to the Nevada Medicaid program for a particular drug. The Relator repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The Relator filed a response in opposition to that motion. On April 24, 2012, the Court granted Omnicare's motion to dismiss without prejudice all claims except the retaliatory discharge claim. On May 29, 2012, Relator filed a Second Amended Complaint. The Company filed a motion to dismiss on June 28, 2012. On November 20, 2012, the Court granted Omnicare's motion to dismiss with prejudice all claims except the retaliatory discharge claim. The Company filed its Answer to the remaining claim on December 11, 2012. On April 15, 2013, the Court granted the parties' stipulation of dismissal of this remaining claim.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the Court granted the Company's motion with prejudice as to the Relator and without prejudice as to the United States. Relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the Court denied Relator's motion to reconsider. On November 16, 2012, Relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District Court's denial of the motion to reconsider and granting of the Company's motion to dismiss. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney's Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General (“OIG”) with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. §1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company's compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company's requirements under the CIA. The requirements of the Company's prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company's compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties. Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts has increased and will continue to increase, and these price increases have resulted and may continue to result in the loss of certain contracts.

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company's business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs' motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., Case No. 06-CI-390, and Fragnoli v. Hutton, et al., Case No. 06-CI-389, were filed in Kentucky State Circuit Court, Kenton Circuit, against certain current and former members of Omnicare's board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company's alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the federal purported class action lawsuits. The complaints seek, among other things, damages, restitution and injunctive relief. The Isak and Fragnoli actions were later consolidated by agreement of the parties. The individual defendants believe that the allegations are without merit and intend to vigorously defend themselves in this action.

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting investigations relating to the Repack Matters and certain billing issues.  The Company believes all investigations into the Repack Matters and billing issues have been resolved.

The three months ended March 31, 2013 and 2012 included charges of $22.6 million and $7.2 million respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, the investigation by the federal government and certain states relating to drug substitutions, and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. In addition to the inquiries discussed above, the Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. The Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable. The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company indemnifies its directors and officers for certain liabilities that might arise from the performance of their job responsibilities for the Company.  Additionally, in the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown, as this involves the resolution of claims made, or future claims that may be made, against the Company, its directors and/or officers, the outcomes of which are unknown and not currently predictable.  Accordingly, no liabilities have been recorded for the indemnifications.

Note 8 - Segment Information

The Company is organized in two operating segments, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”). These segments are based on the operations of the underlying businesses and the customers they serve. The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services and medical supplies. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides specialty pharmacy, key commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

	For the three months ended March 31,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,155,146	$369,226	$631	$1,525,003
Depreciation and amortization expense	(18,150)	(2,716)	(12,856)	(33,722)
Settlement, litigation and other related charges	(22,619)	—	—	(22,619)
Other charges	(2,752)	—	(1,254)	(4,006)
Operating income (loss)	129,699	37,995	(49,547)	118,147
2012:
Net sales	$1,296,255	$293,260	$3,553	$1,593,068
Depreciation and amortization expense	(16,634)	(3,976)	(11,851)	(32,461)
Settlement, litigation and other related charges	(7,203)	—	—	(7,203)
Other charges	(9,012)	—	(2,500)	(11,512)
Operating income (loss)	137,979	30,149	(43,298)	124,830

Note 9 - Guarantor Subsidiaries

The Company’s 7.75% Senior Subordinated Notes due 2020, 3.75% Convertible Senior Subordinated Notes due 2025 and the 3.75% Convertible Senior Subordinated Notes due 2042 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor Subsidiaries as of March 31, 2013 and December 31, 2012 for the balance sheets, as well as the three months ended March 31, 2013 and 2012 for the statements of comprehensive income and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,492,388	$32,615	$—	$1,525,003
Cost of sales	—	1,135,340	18,839	—	1,154,179
Gross profit	—	357,048	13,776	—	370,824
Selling, general and administrative expenses	1,006	196,036	4,784	—	201,826
Provision for doubtful accounts	—	23,746	480	—	24,226
Settlement, litigation and other related charges	—	22,619	—	—	22,619
Other charges	—	4,006	—	—	4,006
Operating income (loss)	(1,006)	110,641	8,512	—	118,147
Interest expense, net of investment income	(28,991)	(290)	(178)	—	(29,459)
Income (loss) before income taxes	(29,997)	110,351	8,334	—	88,688
Income tax (benefit) expense	(11,546)	42,672	3,208	—	34,334
Equity of net income of subsidiaries	72,805	—	—	(72,805)	—
Net income	$54,354	$67,679	$5,126	$(72,805)	$54,354
Comprehensive Income	$54,330	$67,679	$5,126	$(72,805)	$54,330
2012:
Net sales	$—	$1,557,403	$35,665	$—	$1,593,068
Cost of sales	—	1,201,149	23,819	—	1,224,968
Gross profit	—	356,254	11,846	—	368,100
Selling, general and administrative expenses	1,003	188,723	10,398	—	200,124
Provision for doubtful accounts	—	23,966	465	—	24,431
Settlement, litigation and other related charges	—	7,203	—	—	7,203
Other charges	—	11,512	—	—	11,512
Operating income (loss)	(1,003)	124,850	983	—	124,830
Interest expense, net of investment income	(30,388)	(283)	(163)	—	(30,834)
Income (loss) before income taxes	(31,391)	124,567	820	—	93,996
Income tax (benefit) expense	(12,086)	47,755	2,588	—	38,257
Equity of net income of subsidiaries	75,044	—	—	(75,044)	—
Net income (loss)	$55,739	$76,812	$(1,768)	$(75,044)	$55,739
Comprehensive Income (loss)	$56,161	$76,812	$(1,768)	$(75,044)	$56,161

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$437,264	$62,790	$9,764	$—	$509,818
Restricted cash	—	5	—	—	5
Accounts receivable, net (including intercompany)	—	834,286	244,778	(238,681)	840,383
Inventories	—	375,390	7,268	—	382,658
Deferred income tax benefits, net-current	67	116,782	—	(1,064)	115,785
Other current assets	2,105	267,048	21,148	(10,825)	279,476
Total current assets	439,436	1,656,301	282,958	(250,570)	2,128,125
Properties and equipment, net	—	286,266	6,528	—	292,794
Goodwill	—	4,228,135	28,824	—	4,256,959
Identifiable intangible assets, net	—	184,454	2,809	—	187,263
Other noncurrent assets	68,243	83,903	14,817	(19,752)	147,211
Investment in subsidiaries	5,454,351	—	—	(5,454,351)	—
Total assets	$5,962,030	$6,439,059	$335,936	$(5,724,673)	$7,012,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$271,877	$609,959	$39,845	$(249,506)	$672,175
Long-term debt, notes and convertible debentures	1,801,588	16,403	5,000	(5,000)	1,817,991
Deferred income tax liabilities	338,328	553,663	19,113	(1,064)	910,040
Other noncurrent liabilities		76,661	—	(14,752)	61,909
Stockholders' equity	3,550,237	5,182,373	271,978	(5,454,351)	3,550,237
Total liabilities and stockholders' equity	$5,962,030	$6,439,059	$335,936	$(5,724,673)	$7,012,352
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$58,312	$12,227	$—	$454,213
Restricted cash	—	1,066	—	—	1,066
Accounts receivable, net (including intercompany)	—	849,753	197,370	(190,071)	857,052
Inventories	—	379,448	6,250	—	385,698
Deferred income tax benefits, net-current	—	137,736	—	(1,550)	136,186
Other current assets	1,765	248,833	14,871	(10,825)	254,644
Total current assets	385,439	1,675,148	230,718	(202,446)	2,088,859
Properties and equipment, net	—	276,056	6,604	—	282,660
Goodwill	—	4,219,900	37,059	—	4,256,959
Identifiable intangible assets, net	—	193,852	3,021	—	196,873
Other noncurrent assets	75,336	93,508	11,382	(16,313)	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$587,025	$35,431	$(200,896)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	17,223	5,000	(5,000)	2,030,030
Deferred income tax liabilities	335,504	559,405	21,301	(1,550)	914,660
Other noncurrent liabilities	—	68,161	—	(11,313)	56,848
Stockholders' equity	3,505,712	5,226,650	227,052	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three months ended March 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(3,365)	$114,407	$(2,147)	$108,895
Cash flows from investing activities:
Capital expenditures	—	(22,813)	(316)	(23,129)
Other	(227)	1,081	—	854
Net cash flows used in investing activities	(227)	(21,732)	(316)	(22,275)
Cash flows from financing activities:
Payments on terms loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(1,684)	—	—	(1,684)
Increase (decrease) in cash overdraft balance	(10,900)	1,126	—	(9,774)
Payments for Omnicare common stock repurchase	(302)	—	—	(302)
Dividends paid	(14,479)	—	—	(14,479)
Other	89,860	(89,323)	—	537
Net cash flows from (used in) financing activities	57,182	(88,197)	—	(31,015)
Net increase in cash and cash equivalents	53,590	4,478	(2,463)	55,605
Cash and cash equivalents at beginning of period	383,674	58,312	12,227	454,213
Cash and cash equivalents at end of period	$437,264	$62,790	$9,764	$509,818
2012:
Cash flows from operating activities:
Net cash flows from operating activities	$3,153	$94,417	$2,847	$100,417
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(563)	—	(563)
Capital expenditures	—	(19,432)	(807)	(20,239)
Other	—	513	(1)	512
Net cash flows used in investing activities	—	(19,482)	(808)	(20,290)
Cash flows from financing activities:
Payments on term loans	(6,587)	—	—	(6,587)
Increase (decrease) in cash overdraft balance	290	(3,441)	—	(3,151)
Payments for Omnicare common stock repurchases	(22,328)	—	—	(22,328)
Dividends paid	(7,825)	—	—	(7,825)
Other	78,543	(75,699)	(1,165)	1,679
Net cash flows from (used in) financing activities	42,093	(79,140)	(1,165)	(38,212)
Net increase (decrease) in cash and cash equivalents	45,246	(4,205)	874	41,915
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$505,499	$97,581	$19,097	$622,177

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor Subsidiaries as of March 31, 2013 and December 31, 2012 for the balance sheets, as well as the three months ended March 31, 2013 and 2012 for the statements of comprehensive income and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,525,003	$—	$1,525,003
Cost of sales	—	—	1,154,179	—	1,154,179
Gross profit	—	—	370,824	—	370,824
Selling, general and administrative expenses	1,006	399	200,421	—	201,826
Provision for doubtful accounts	—	—	24,226	—	24,226
Settlement, litigation and other related charges	—	—	22,619	—	22,619
Other charges	—	—	4,006	—	4,006
Operating income (loss)	(1,006)	(399)	119,552	—	118,147
Interest expense, net of investment income	(28,991)	—	(468)	—	(29,459)
Income (loss) before income taxes	(29,997)	(399)	119,084	—	88,688
Income tax (benefit) expense	(11,546)	(154)	46,034	—	34,334
Equity of net income of subsidiaries	72,805	—	—	(72,805)	—
Net income (loss)	$54,354	$(245)	$73,050	$(72,805)	$54,354
Comprehensive Income (loss)	$54,330	$(245)	$73,050	$(72,805)	$54,330
2012:
Net sales	$—	$—	$1,593,068	$—	$1,593,068
Cost of sales	—	—	1,224,968	—	1,224,968
Gross profit	—	—	368,100	—	368,100
Selling, general and administrative expenses	1,003	322	198,799	—	200,124
Provision for doubtful accounts	—	—	24,431	—	24,431
Settlement, litigation and other related charges	—	—	7,203	—	7,203
Other charges	—	—	11,512	—	11,512
Operating income (loss)	(1,003)	(322)	126,155	—	124,830
Interest expense, net of investment income	(30,388)	—	(446)	—	(30,834)
Income (loss) before income taxes	(31,391)	(322)	125,709	—	93,996
Income tax (benefit) expense	(12,086)	(124)	50,467	—	38,257
Equity of net income of subsidiaries	75,044	—	—	(75,044)	—
Net income (loss)	$55,739	$(198)	$75,242	$(75,044)	$55,739
Comprehensive Income (loss)	$56,161	$(198)	$75,242	$(75,044)	$56,161

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$437,264	$—	$72,554	$—	$509,818
Restricted cash	—	—	5	—	5
Accounts receivable, net (including intercompany)	—	201	840,383	(201)	840,383
Inventories	—	—	382,658	—	382,658
Deferred income tax benefits, net-current	67	—	115,718	—	115,785
Other current assets	2,105	—	277,371	—	279,476
Total current assets	439,436	201	1,688,689	(201)	2,128,125
Properties and equipment, net	—	22	292,772	—	292,794
Goodwill	—	—	4,256,959	—	4,256,959
Identifiable intangible assets, net	—	—	187,263	—	187,263
Other noncurrent assets	68,243	19	78,949	—	147,211
Investment in subsidiaries	5,454,351	—	—	(5,454,351)	—
Total assets	$5,962,030	$242	$6,504,632	$(5,454,552)	$7,012,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$271,877	$54	$400,445	$(201)	$672,175
Long-term debt, notes and convertible debentures	1,801,588	—	16,403	—	1,817,991
Deferred income tax liabilities	338,328	—	571,712	—	910,040
Other noncurrent liabilities		—	61,909	—	61,909
Stockholders' equity	3,550,237	188	5,454,163	(5,454,351)	3,550,237
Total liabilities and stockholders' equity	$5,962,030	$242	$6,504,632	$(5,454,552)	$7,012,352
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$—	$70,539	$—	$454,213
Restricted cash	—	—	1,066	—	1,066
Accounts receivable, net (including intercompany)	—	204	857,052	(204)	857,052
Inventories	—	—	385,698	—	385,698
Deferred income tax benefits, net-current	—	—	137,736	(1,550)	136,186
Other current assets	1,765	—	252,879	—	254,644
Total current assets	385,439	204	1,704,970	(1,754)	2,088,859
Properties and equipment, net	—	22	282,638	—	282,660
Goodwill	—	—	4,256,959	—	4,256,959
Identifiable intangible assets, net	—	—	196,873	—	196,873
Other noncurrent assets	75,336	19	88,558	—	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$54	$421,710	$(204)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	—	17,223	—	2,030,030
Deferred income tax liabilities	335,504	—	580,706	(1,550)	914,660
Other noncurrent liabilities	—	—	56,848	—	56,848
Stockholders' equity	3,505,712	191	5,453,511	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(3,365)	$—	$112,260	$108,895
Cash flows from investing activities:
Capital expenditures	—	—	(23,129)	(23,129)
Other	(227)	—	1,081	854
Net cash flows used in investing activities	(227)	—	(22,048)	(22,275)
Cash flows from financing activities:
Payments on terms loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(1,684)	—	—	(1,684)
Increase (decrease) in cash overdraft balance	(10,900)	—	1,126	(9,774)
Payments for Omnicare common stock repurchase	(302)	—	—	(302)
Dividends paid	(14,479)	—	—	(14,479)
Other	89,860	—	(89,323)	537
Net cash flows from (used in) financing activities	57,182	—	(88,197)	(31,015)
Net increase in cash and cash equivalents	53,590	—	2,015	55,605
Cash and cash equivalents at beginning of period	383,674	—	70,539	454,213
Cash and cash equivalents at end of period	$437,264	$—	$72,554	$509,818
2012:
Cash flows from operating activities:
Net cash flows from operating activities	$3,153	$—	$97,264	$100,417
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(563)	(563)
Capital expenditures	—	—	(20,239)	(20,239)
Other	—	—	512	512
Net cash flows used in investing activities	—	—	(20,290)	(20,290)
Cash flows from financing activities:
Payments on term loans	(6,587)	—	—	(6,587)
Increase (decrease) in cash overdraft balance	290	—	(3,441)	(3,151)
Payments for Omnicare common stock repurchases	(22,328)	—	—	(22,328)
Dividends paid	(7,825)	—	—	(7,825)
Other	78,543	—	(76,864)	1,679
Net cash flows from (used in) financing activities	42,093	—	(80,305)	(38,212)
Net increase (decrease) in cash and cash equivalents	45,246	—	(3,331)	41,915
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$505,499	$—	$116,678	$622,177

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Omnicare, Inc. (“Omnicare” or the “Company”) Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  The reader should also refer to the Consolidated Financial Statements and notes thereto and MD&A, including critical accounting policies, for the year ended December 31, 2012, which appear in the Company's 2012 Annual Report on Form 10-K (“2012 Annual Report”).

Executive Overview

Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy, commercialization services for the biopharmaceutical industry and end-of-life pharmaceutical care management for hospice care agencies. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes Omnicare provides to its customers. Omnicare services customers across the United States.

Through LTC, Omnicare operates the largest institutional pharmacy business in North America, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, Omnicare believes the Company has unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of the Company's operations has also provided Omnicare the opportunity to make investments in proprietary automation technology to reduce its dispensing costs while improving the accuracy and consistency of its service delivery. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior citizen market, Omnicare has a high level of insight into geriatric pharmaceutical care. At March 31, 2013, LTC provided pharmacy services in 47 states in the United States as well as the District of Columbia. LTC served approximately 969 thousand beds and dispensed approximately 28.6 million prescriptions in the first quarter of 2013.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG's services are largely centered on the specialty pharmaceutical market. These services are based on five platforms: brand support services, supply chain solutions, patient support services, specialty pharmacy and disease management for end-of-life care. The brand support services, supply chain solutions and patient support services platforms are integrated fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. Through the specialty pharmacy platform, SCG dispenses specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. Through the end-of-life care platform, SCG provides hospice care pharmaceutical management.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and its position in the growing specialty care market supported by strong cash flows. Omnicare believes its business model is appropriately aligned with the interests of its customers, payors and patients. Many of the factors that benefit the Company, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on the Company's key constituencies. Because of this factor, Omnicare believes it can play a role in lowering the country's healthcare costs while striving for positive patient outcomes.

In the first three months of 2013, SCG continued its strong financial performance primarily attributable to higher than expected drug price inflation and strong script levels within the Company's specialty pharmacy platform. Further, the benefit from recently launched generic drugs has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions within the LTC business.

For a further description of the Company’s business activities, see the “Business” caption of Part I, Item 1, of the 2012 Annual Report.

Regulatory Matters Update

The Company derives a significant portion of its revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, the Company and its customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for the Centers for Medicare & Medicaid Services' ("CMS") calculation of maximum prescription drug reimbursement amounts under state Medicaid programs, as discussed under "Changes in industry pricing benchmarks could materially impact our financial performance" in Part I, Item 1A of the 2012 Annual Report.

On March 1, 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. While CMS has not issued public guidance on the application of sequestration to Medicare Advantage and Part D prescription drug plans since the sequestration order was signed, those cuts are expected to be applied to monthly payments to plan sponsors and reflected in the CMS annual reconciliation of plan payments. Under current law, sequestration is scheduled to last through fiscal year 2021, although legislation could be enacted at any time to end or modify the terms of sequestration. The Company believes that this reduction in CMS payments to Part D plan sponsors generally does not directly affect the amounts the Company is paid under its existing contracts with Part D plan sponsors. However, it is possible that the sequestration reductions could lead Part D plan sponsors to seek lower rates through renegotiation. There can be no assurances that sequestration or other future policies impacting federal spending on Medicare will not adversely affect the Company's business.

Beginning January 1, 2013, institutional pharmacies are required to dispense branded oral-solid drugs to nursing home residents that are covered under Part D in 14-day increments. As a result of this new requirement, we dispensed approximately 385,000 additional branded scripts in the first quarter of 2013. Although we received additional dispensing fees for this increased activity, we also incurred greater costs, which generally offset the impact of the additional fees.

The Company's results of operations, cash flows, or financial condition could be impacted by future legislative and regulatory developments, including unfavorable changes in reimbursement or increased operational costs, as discussed in Part I, Item 1A of the 2012 Annual Report, “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.”

Consolidated Results of Operations for the Three Months Ended March 31, 2013

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted net income (in thousands).

	Three months ended March 31,
	2013	2012
Net sales	$1,525,003	$1,593,068
Operating income	118,147	124,830
Adjusted operating income (a)	144,772	143,545
Net income	54,354	55,739
Adjusted net income (a)	74,464	73,427

(a)
Adjusted operating income and Adjusted net income exclude certain items not considered part of the core operating results of the Company and certain non-cash charges. Management believes that presenting these non-GAAP financial measures enhances investors' understanding of how management assesses the performance of the Company's businesses. Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. See the “Special Items” caption of this MD&A for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted net income to the most comparable GAAP financial measures.

Net sales for the three months ended March 31, 2013 were adversely impacted by the unfavorable net sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement coupled with competitive pricing issues, and a lower average number of beds served. These were partially offset by the positive impact of drug price inflation and script growth in SCG.  See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 24.3% in the three months ended March 31, 2013, versus 23.1% in the comparable prior year period.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure and a lower average number of beds served.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.2% in the three months ended March 31, 2013 versus 12.6% in the comparable prior year period.  Operating expenses were unfavorably impacted by the increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in lowering operating expenses through the Company’s non-drug purchasing program. Also, negatively impacting the percentage is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income was lower in the three months ended March 31, 2013 than the prior-year period primarily due to the refinancing activities completed in 2012.

The effective tax rates for the three months ended March 31, 2013 are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in 2012.

Long-Term Care Group Segment

	Three months ended March 31,
	2013	2012
Net sales	$1,155,146	$1,296,255
Operating income	$129,699	$137,979
Beds served	969	986
Scripts dispensed	28,623	29,045

LTC net sales were unfavorably impacted by reductions in reimbursement coupled with competitive pricing issues related to the Company's facilities contracts and a lower average number of beds served which was partially offset by drug price inflation. Also unfavorably impacting net sales was the increased availability and utilization of generic drugs. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to LTC's customers, which also reduces sales. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC's net sales.

Operating income in 2013 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, as well as the favorable dollar effect of drug price inflation. Operating income was unfavorably affected primarily by the operating income effect of certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", of which approximately $25 million and $16 million related to LTC for the three months ended March 31, 2013 and 2012, respectively, further discussed in the "Special Items" section of this MD&A.

Specialty Care Group Segment

	Three months ended March 31,
	2013	2012
Net sales	$369,226	$293,260
Operating income	$37,995	$30,149

SCG net sales were positively impacted primarily by higher prescription volumes and drug price inflation coupled with increased volume in programs with drug manufacturers.  Favorable drug utilization was driven primarily by growth in the Company's multiple sclerosis and oncology therapies.

Operating income was favorably affected primarily by the same factors as those impacting the net sales increase.  Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures, and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See discussion under the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how management assesses the performance of the Company's businesses. Management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three months ended March 31, 2013 and 2012 included the Special Items presented in the table below, which also contains a reconciliation of the Company's non-GAAP amounts to their most directly comparable GAAP financial measure.

	Three months ended March 31,
	2013	2012
Settlement, litigation and other related charges (i)	$22,619	$7,203
Other charges (ii)	4,006	11,512
Subtotal - operating expense Special Items	26,625	18,715
Amortization of discount on convertible notes (iii)	6,069	6,350
Total - Special Items	$32,694	$25,065
Total - Special items after tax (iv)	$20,110	$17,688

Operating income	$118,147	$124,830
Operating expense Special Items	26,625	18,715
Adjusted operating income	$144,772	$143,545

Net income	$54,354	$55,739
Total Special Items - after tax	20,110	17,688
Adjusted income	$74,464	$73,427

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	The Company recorded non-cash interest expense from the amortization of debt discount on its convertible notes.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 were $509.8 million compared with $455.3 million at December 31, 2012 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of $108.9 million during the three months ended March 31, 2013, compared with net cash flows from operating activities totaling $100.4 million during the three months ended March 31, 2012.  Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in accounts receivable and accounts payable.  Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which resulted in an increase in the Company’s deferred tax liabilities during the three months ended March 31, 2013 and 2012 of $6.1 million and $3.3 million, respectively ($179.1 million cumulative, the recorded deferred tax liability, as of March 31, 2013).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash used in investing activities was $22.3 million and $20.3 million for the three months ended March 31, 2013 and 2012, respectively.  Omnicare’s capital expenditures were $23.1 million for the first three months of 2013 versus $20.2 million in the same prior year period. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities was $31 million for the three months ended March 31, 2013 as compared to $38.2 million for the comparable prior year period.  In the three months ended March 31, 2013, the Company did not repurchase any shares of the Company's common stock under the share repurchase program, compared to approximately $22 million in the three months ended March 31, 2012. The Company had approximately $220 million of share repurchase authority remaining as of March 31, 2013.

At March 31, 2013, there were no outstanding borrowings on the Company's revolving credit facility and $414 million outstanding on the term loan. As of March 31, 2013, the Company had approximately $8 million outstanding under standby letters of credit, substantially all of which are subject to automatic annual renewals.

On February 13, 2013, the Company’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, for an indicated annual rate of 56 cents per common share for 2013, which is 33.3% higher than the 42 cents per share in dividends paid during 2012.  Further, aggregate dividends paid of $14.5 million during the three months ended March 31, 2013 were greater than those paid in the comparable prior year period by approximately $6.7 million.

There were no known material commitments and contingencies outstanding at March 31, 2013, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; separation payments; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2013, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2012 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,444,929	$339,304	$42,500	$350,625	$1,712,500
Capital lease obligations	23,225	6,823	11,666	4,736	—
Operating lease obligations	119,879	27,652	48,185	22,267	21,775
Purchase obligations	35,958	27,370	4,802	3,786	—
Other current obligations	210,785	210,785	—	—	—
Other long-term obligations	55,328	1,753	39,558	3,545	10,472
Subtotal	2,890,104	613,687	146,711	384,959	1,744,747
Future interest costs relating to debt and capital lease obligations	1,408,185	89,437	178,545	173,474	966,729
Total contractual cash obligations	$4,298,289	$703,124	$325,256	$558,433	$2,711,476

As of March 31, 2013, the Company had approximately $8 million outstanding under standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the three months ended March 31, 2013, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of the 2012 Annual Report.

Critical Accounting Policies
The Company’s description of business and critical accounting policies are disclosed in the 2012 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of March 31, 2013 was $242.1 million, compared with $269.4 million at December 31, 2012.  The allowance for doubtful accounts represented 22.4% and 23.9% of gross accounts receivable (net of contractual allowance adjustments) as of March 31, 2013 and December 31, 2012, respectively.  Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of March 31, 2013 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $10.8 million.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, Form 10-Q and Form 8-K reports filed with the SEC and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions on favorable terms or at all; trends for the continued growth of the Company’s businesses; trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to the Company; the overall financial condition of the Company’s customers and the ability of the Company to assess and react to such financial condition of its customers; the ability of vendors and business partners to continue to provide products and services to the Company; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for the Company’s products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of the Company’s contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of the Company’s business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for the Company’s stock and in the financial markets generally; access to adequate capital and financing; changes in tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; and costs to comply with the Company’s Corporate Integrity Agreement; and unexpected costs and interruptions from the implementation of our new information technology system. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $414 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.96% at March 31, 2013 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.1 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into Swap Agreements on all $550 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 4.71% at March 31, 2013 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year).

For information regarding the fair value of the Company’s fixed-rate debt facilities, see the "Fair Value" section of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Annual Report.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in the 2012 Annual Report.

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors previously disclosed in Part I, Item 1A of the 2012 Annual Report on Form 10-K (“2012 Annual Report”).  Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2, of this Quarterly Report on Form 10-Q, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in the 2012 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended March 31, 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1 - 31, 2013	3	$37.26	—	$219,963
February 1 - 28, 2013	5	39.34	—	219,963
March 1 - 31, 2013	5	39.06	—	219,963
Total	13	$38.75	—	$219,963
(a) During the first quarter of 2013, the Company purchased 13 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the forfeiture of shares to pay taxes upon vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b) The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through March 31, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$219,963

In the three months ended March 31, 2013, the Company did not repurchase any shares through authorized share repurchase programs. The Company had approximately $220 million of combined share repurchase authority remaining as of March 31, 2013, which expires on December 31, 2014.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
See Index of Exhibits.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	April 24, 2013	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.