Form 10-Q
period 2013-06-30
OMNICARE INC
filed 2013-07-24
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	103,464,872	June 30, 2013

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2013

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$1,569,897	$1,536,027	$3,094,900	$3,129,095
Cost of sales	1,191,447	1,168,681	2,345,626	2,393,649
Gross profit	378,450	367,346	749,274	735,446
Selling, general and administrative expenses	203,688	201,878	405,514	402,002
Provision for doubtful accounts	25,346	24,078	49,572	48,509
Settlement, litigation and other related charges	3,512	26,093	26,131	33,296
Other charges	31,268	49,209	35,274	60,721
Operating income	114,636	66,088	232,783	190,918
Interest expense, net of investment income	(29,624)	(35,574)	(59,083)	(66,408)
Income before income taxes	85,012	30,514	173,700	124,510
Income tax expense	32,793	11,822	67,127	50,079
Net income	$52,219	$18,692	106,573	74,431

Earnings per common share:
Basic	$0.51	$0.17	$1.03	$0.67
Diluted	$0.48	$0.17	$0.98	$0.65

Dividends per common share	$0.14	$0.07	$0.28	$0.14

Weighted average number of common shares outstanding:
Basic	102,867	110,580	103,038	111,033
Diluted	109,931	113,472	108,736	114,987

Comprehensive income	$52,145	$17,003	$106,475	$73,164

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$535,360	$454,213
Restricted cash	5	1,066
Accounts receivable, less allowances of $218,764 (2012-$269,416)	764,448	857,052
Inventories	402,130	385,698
Deferred income tax benefits	97,616	136,186
Other current assets	296,594	254,644
Total current assets	2,096,153	2,088,859
Properties and equipment, at cost less accumulated depreciation of $328,213 (2012-$308,525)	301,954	282,660
Goodwill	4,253,461	4,256,959
Identifiable intangible assets, less accumulated amortization of $249,289 (2012-$236,116)	175,353	196,873
Other noncurrent assets	114,614	163,913
Total noncurrent assets	4,845,382	4,900,405
Total assets	$6,941,535	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$191,039	$200,125
Accrued employee compensation	64,885	73,791
Current debt	443,514	27,713
Other current liabilities	164,336	180,385
Total current liabilities	863,774	482,014
Long-term debt, notes and convertible debentures	1,591,524	2,030,030
Deferred income tax liabilities	927,293	914,660
Other noncurrent liabilities	61,081	56,848
Total noncurrent liabilities	2,579,898	3,001,538
Total liabilities	3,443,672	3,483,552
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 134,400,995 shares issued (2012-133,503,156 shares issued)	134,401	133,503
Paid-in capital	2,450,465	2,419,970
Retained earnings	1,878,807	1,801,075
Treasury stock, at cost - 30,936,123 shares (2012-28,851,671 shares)	(962,892)	(846,016)
Accumulated other comprehensive income (loss)	(2,918)	(2,820)
Total stockholders' equity	3,497,863	3,505,712
Total liabilities and stockholders' equity	$6,941,535	$6,989,264

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,

	2013	2012
Cash flows from operating activities:
Net income	$106,573	$74,431
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	28,520	24,478
Amortization	40,528	42,826
Debt redemption loss and costs, net	—	35,092
Other operating activities	—	4,196
Loss from disposition	28,786	5,903
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	71,130	3,496
Inventories	(17,319)	68,535
Current and noncurrent assets	(28,359)	6,821
Accounts payable	1,146	(66,829)
Accrued employee compensation	(8,873)	5,553
Current and noncurrent liabilities	40,537	16,113
Net cash flows from operating activities	262,669	220,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(298)	(568)
Disposition of business, net	675	—
Capital expenditures	(46,837)	(46,435)
Other	625	(586)
Net cash flows used in investing activities	(45,835)	(47,589)
Cash flows from financing activities:
Payments on term loans	(10,626)	(11,250)
Payments on long-term borrowings and obligations	(3,434)	(26,046)
Capped call transaction	(38)	(48,126)
Decrease in cash overdraft balance	(10,233)	(7,318)
Payments for Omnicare common stock repurchases	(100,302)	(80,307)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	16,532	4,159
Dividends paid	(28,766)	(15,521)
Other	1,180	(4,400)
Net cash flows used in financing activities	(135,687)	(188,809)
Net increase in cash and cash equivalents	81,147	(15,783)
Cash and cash equivalents at beginning of period	454,213	580,262
Cash and cash equivalents at end of period	$535,360	$564,479

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2012 Annual Report on Form 10-K (“2012 Annual Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2012 Annual Report and any related updates included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  In the second quarter of 2013, the Company concluded that the operations of its hospice pharmacy business were better aligned with the operation of its Long-Term Care Group ("LTC"), and began to review and manage the operations of this business as part of LTC. Accordingly, to align the reporting segments with the current way management reviews information to make operating decisions, assess performance and allocate resources, the results of the Company's hospice business are now reported in LTC. Additional information on the Company's reportable segments is presented at the "Segment Information" note of the Notes to Consolidated Financial Statements. Certain reclassifications of prior year amounts, primarily related to the reclassification of segment information, have been made to conform to the current year presentation.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $4.7 million and $9.2 million for the three and six months ended June 30, 2013, respectively, and $5.4 million and $8.9 million for the three and six months ended June 30, 2012, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of accounts receivable characteristics (in thousands):

June 30, 2013	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$204,910	$84,780	$289,690
Facility payors	372,440	160,028	532,468
Private Pay payors	71,989	89,065	161,054
Total gross accounts receivable	$649,339	$333,873	$983,212
December 31, 2012
Medicare (Part D and Part B), Medicaid and Third-Party payors	$238,348	$163,773	$402,121
Facility payors	383,848	168,945	552,793
Private Pay payors	70,835	100,719	171,554
Total gross accounts receivable	$693,031	$433,437	$1,126,468

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") by component and in the aggregate, follows (in thousands):

	June 30, 2013	December 31, 2012
Unrealized loss on fair value of investments	$(642)	$(428)
Pension and postemployment benefits	(2,276)	(2,392)
Total accumulated other comprehensive income (loss), net	$(2,918)	$(2,820)

The amounts are net of applicable tax benefits which were not material at June 30, 2013 and December 31, 2012. The reclassifications out of AOCI did not materially affect any individual line item on the Statement of Comprehensive Income.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2013
Bond portfolio	$25,050	$—	$25,050	$—
7.75% interest rate swap agreements - fair value hedge	20,992	—	20,992	—
Derivatives	—	—	—	—
Total	$46,042	$—	$46,042	$—
December 31, 2012
Bond portfolio	$24,887	$—	$24,887	$—
7.75% interest rate swap agreements - fair value hedge	46,090	—	46,090	—
Derivatives	—	—	—	—
Total	$70,977	$—	$70,977	$—

The fair value of the Company’s fixed-rate debt facilities are shown at the Debt note of the Notes to Consolidated Financial Statements.

Offsetting Assets and Liabilities

Effective January 1, 2013 the Company adopted Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which clarifies ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of the its financial statements to understand the effect of those arrangements on its financial position.

The Company has interest rate swap agreements with multiple counterparties on its 7.75% Senior Subordinated Notes, which are subject to this guidance. The following table presents these swap agreements offsetting securities as of June 30, 2013 and December 31, 2012:

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
June 30, 2013
Swap A	$12,031	$—	$12,031	$—	$—	$12,031
Swap B	11,739	—	11,739	—	—	11,739
Swap C	(1,416)	—	(1,416)	—	—	(1,416)
Swap D	(1,362)	—	(1,362)	—	—	(1,362)
	$20,992	$—	$20,992	$—	$—	$20,992

December 31, 2012
Swap A	$20,560	$—	$20,560	$—	$—	$20,560
Swap B	20,011	—	20,011	—	—	20,011
Swap C	2,896	—	2,896	—	—	2,896
Swap D	2,623	—	2,623	—	—	2,623
	$46,090	$—	$46,090	$—	$—	$46,090

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in 2012.

Other charges

Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Acquisition and other related costs	$1,763	$1,117	$2,300	$4,226
Disposition of businesses	28,786	—	28,786	5,903
Separation costs	719	13,000	4,188	15,500
Debt related costs	—	35,092	—	35,092
Total - other charges	$31,268	$49,209	$35,274	$60,721

Disposition of Businesses

In the second quarter of 2013, the Company completed the disposition of certain assets in its Medical Supply Services business and in 2012, completed the dispositions of its Canadian pharmacy and the Company's pharmacy operational software businesses, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $28.8 million ($17.7 million after-tax) in the three and six months ended June 30, 2013 and $5.9 million in the six months ended June 30, 2012. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Separation Costs

In the three and six months ended June 30, 2013, the Company recorded separation related costs for certain employees of approximately $0.7 million and $4.2 million, respectively. In the three and six months ended June 30, 2012, the Company recorded charges of approximately $13.0 million and $15.5 million, respectively, related to separation related costs with the former CEO and other former executives. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Common Stock Repurchase Program

As part of the Company's share repurchase program, on May 23, 2013, the Company entered into an Accelerated Share Repurchase Agreement (“JP ASR”) with J.P. Morgan Securities LLC as agent for JPMorgan Chase Bank, National Association, London Branch ("JPMorgan"). Pursuant to the JP ASR, the Company made a $100 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The initial shares were valued at $60 million and recorded in treasury stock. The remaining $40 million balance was recorded as an equity forward contract which is included in paid in capital at June 30, 2013. The specific number of shares that the Company ultimately will repurchase and the final aggregate purchase price under the JP ASR will be determined based on an agreed upon discount to the average of the daily volume-weighted average price per share of the Company's common stock during a repurchase period, subject to adjustments pursuant to the terms and conditions of the JP ASR. At settlement, under certain circumstances, the Company or JPMorgan may be required to deliver cash or additional shares of the Company's common stock, at the Company's option, to the other party. The JP ASR contains customary provisions for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the JP ASR may be accelerated, extended or terminated early by JPMorgan and various acknowledgments, representations and warranties made by the parties to one another. The transaction is expected to be completed in the third quarter of 2013.

In 2012, the Company entered into an Accelerated Share Repurchase Agreement (“GS ASR”) with Goldman, Sachs & Co. ("Goldman"). Pursuant to the GS ASR, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The initial shares were valued at $200 million and recorded in treasury stock. The remaining $50 million balance was recorded as an equity forward contract, which was included in paid in capital at December 31, 2012. The equity forward contract was settled with 0.6 million additional shares of the Company's common stock being delivered by Goldman to the Company during the three months ended June 30, 2013.

In the six months ended June 30, 2013, the Company repurchased approximately 1.9 million shares through authorized share repurchase programs at an aggregate cost of approximately $110.0 million, for a cumulative amount of its common stock of approximately 21.1 million shares repurchased at an aggregate cost of approximately $690 million from the inception of the share repurchase programs in May 2010 through June 30, 2013. The Company had approximately $120 million of combined share repurchase authority remaining as of June 30, 2013, which expires on December 31, 2014, after consideration of the $40 million equity forward contract recorded as part of the JP ASR.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2012	$3,770,235	$486,724	$4,256,959
Other	(3,498)	—	(3,498)
Goodwill balance as of June 30, 2013	$3,766,737	$486,724	$4,253,461

The Company’s intangible amortization expense for the three and six months ended June 30, 2013 was approximately $9 million and $19 million, respectively, and was approximately $11 million and $22 million for the three and six months ended June 30, 2012, respectively.

"Other" includes a reduction in goodwill related to the the disposition of the Company's Medical Supply Services business.

Note 4 - Debt

A summary of debt follows (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
Senior term loan, due 2017	409,063	419,688
7.75% senior subordinated notes, due 2020	550,000	550,000
3.75% convertible senior subordinated notes, due 2025	318,054	318,054
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
Capitalized lease and other debt obligations	24,447	23,685
Subtotal	2,464,064	2,473,927
Add interest rate swap agreements	20,992	46,090
(Subtract) unamortized debt discount	(450,018)	(462,274)
(Subtract) current portion of debt	(443,514)	(27,713)
Total long-term debt, net	$1,591,524	$2,030,030

3.75% Convertible Senior Subordinated Notes, due 2025
Omnicare has outstanding $318 million aggregate principal amount of 3.75% convertible senior subordinated notes, due 2025 (the “2025 Notes”).  The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $27.05 and the conversion threshold is $35.17 as of June 30, 2013. As of June 30, 2013, the aforementioned conversion threshold of the 2025 Notes had been attained. As a result, the 2025 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of June 30, 2013.

4.00% Junior Subordinated Convertible Debentures, due 2033
Omnicare has outstanding $345 million aggregate principal amount of 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”). The 4.00% Convertible Debentures underlie the securities in the 4.00% Trust Preferred Income Equity Redeemable Securities ("Trust PIERS") of Omnicare Capital Trust I and Omnicare Capital Trust II (the "Series A Trust PIERS" and "Series B Trust PIERS", respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable Trust, which assets consist solely of a corresponding amount of 4.00% Convertible Debentures. The Series B Trust PIERS have identical terms to the Series A Trust PIERS, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS if the closing sales price of Company common stock for a predetermined period is more than 130% of the then-applicable conversion price or, if during a predetermined period, the daily average of the trading prices for the Trust PIERS is less than 105% of the average of the conversion values for the Trust PIERS before June 15, 2028 (98% for any period thereafter through maturity). The average trading price was $58.43 for the Series A Trust PIERS and $58.64 for the Series B Trust PIERS and for both the average conversion value was $58.11 with a conversion threshold of $61.02. as of June 30, 2013. As of June 30, 2013, the aforementioned conversion threshold had been attained. As a result, the Trust PIERS (and the underlying 4.00% Convertible Debentures) were convertible by the holders and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of June 30, 2013.

In addition to the continued accrual of regular cash interest, contingent interest will accrue on the Trust PIERS (and the underlying 4.00% Convertible Debentures) for the period from June 15, 2013 to September 14, 2013 at a rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ended June 13, 2013. Contingent cash interest of approximately $0.07 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 4.00% Convertible Debentures) is expected to be paid on September 16, 2013.

At June 30, 2013, there was no outstanding balance under the Company’s revolving credit facility and $409 million outstanding under the term loan.  The interest rate on the term loan was 1.95% at June 30, 2013. As of June 30, 2013, the Company had approximately $8 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the interest rate swap agreements associated with the Company's fixed rate debt was 4.68% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $550 million at June 30, 2013.

The Company amortized to expense approximately $1.0 million and $1.5 million of deferred debt issuance costs during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $3.0 million in the six months ended June 30, 2013 and 2012, respectively.

Information relating to the Company's convertible securities at June 30, 2013 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$27,230	12.50	8.25%
4.00% junior subordinated convertible debentures, due 2033	$151,665	20.00	8.01%
3.25% convertible senior debentures, due 2035	$245,433	2.50	7.63%
3.75% convertible senior subordinated notes, due 2042	$161,600	28.75	7.11%

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	June 30, 2013		December 31, 2012
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$550,000	$606,900	$550,000	$614,600
3.75% convertible senior subordinated notes, due 2025
Carrying value	207,110	—	204,608	—
Unamortized debt discount	110,944	—	113,446	—
Principal amount	318,054	597,900	318,054	459,600
4.00% junior subordinated convertible debentures, due 2033
Carrying value	207,641	—	206,266	—
Unamortized debt discount	137,359	—	138,734	—
Principal amount	345,000	408,200	345,000	331,600
3.25% convertible senior debentures, due 2035
Carrying value	385,309	—	377,782	—
Unamortized debt discount	42,191	—	49,718	—
Principal amount	427,500	440,600	427,500	425,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	230,476	—	229,624	—
Unamortized debt discount	159,524	—	160,376	—
Principal amount	390,000	487,100	390,000	397,100

Note 5 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,			Six months ended June 30,
2013:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Net income	52,219	102,867	$0.51	106,573	103,038	$1.03
Effect of Dilutive Securities
Convertible securities	71	6,402		142	5,078
Stock options, units and awards	—	662		—	620
Diluted EPS
Net income plus assumed conversions	$52,290	109,931	$0.48	$106,715	$108,736	$0.98
2012:
Basic EPS
Net income	$18,692	110,580	$0.17	$74,431	111,033	$0.67
Effect of Dilutive Securities
Convertible securities	72	2,309		143	3,314
Stock options, warrants, units and awards	—	583		—	640
Diluted EPS
Net income plus assumed conversions	$18,764	113,472	$0.17	$74,574	$114,987	$0.65

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

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.05
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$78.29
3.75% convertible senior subordinated notes, due 2042	$41.19

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million and 0.8 million stock options and awards for the three and six months ended June 30, 2013, respectively, and 2.3 million and 2.6 million for the three and six months ended June 30, 2012, respectively, due to the exercise prices of these stock options and awards being greater than the average fair market value of our common stock during the period. Also, the Company has capped call provisions in place on our 3.75% convertible notes due 2042, which provide a hedge against economic dilution, but not against diluted share count under generally accepted accounting principles, up to a stock price of approximately $61.25 through 2016.

Note 6 - Restructuring and Other Related Charges

Company-wide Reorganization Program

During 2010, the Company initiated a Company-wide Reorganization Program (the “CWR Program”), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The program was completed in the third quarter of 2012 with the completion of the relocation of the Corporate office. As of June 30, 2013, the Company has made cumulative payments of approximately $3.2 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities of approximately $8.5 million at December 31, 2012, with utilization of approximately $1.6 million in the six months ended June 30, 2013. The remaining liabilities of $6.9 million at June 30, 2013, represent amounts not yet paid relating to actions taken in connection with the program (primarily lease termination costs) and will be settled as these matters are finalized.

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

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The U.S. Department of Justice has declined to intervene in this action. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The Company received a request for a waiver of service of summons on June 6, 2013, which was executed by counsel for the Company. The action alleges civil violations of the federal False Claims Act and analogous Illinois law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On March 27, 2013, a qui tam complaint, entitled United States of America et. al. ex rel. Gil Pomeranz, Michael Gawronski and Larry Cobb v. Omnicare, Inc., et al., No. 2:11-cv-13831, was unsealed by the U.S. District Court for the Eastern District of Michigan, Southern Division. The case was filed on September 1, 2011 under seal in that Court. The U.S. Department of Justice notified the Court that it has declined to intervene in the action. The complaint was brought by Pomeranz, Gawronski, and Cobb as private party qui tam relators on behalf of the federal government and certain states. The action alleges civil violations of the False Claims Act based on allegations that the Company failed to comply with certain Michigan pharmacy regulations. On May 22, 2013 the Court granted Relators' motion to voluntarily dismiss the complaint.

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

On August 4, 2011, a qui tam complaint, entitled United States of America ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, that was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the Court. The U.S. Department of Justice has declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.'s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the Court granted the Company's motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, the Relator filed its Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. On May 17, 2013, the Court granted in part and denied in part the Company's motions to dismiss. The Court dismissed all claims except those related to prescriptions filled for Fox patients between 2009 and 2010. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company's common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of Kentucky, alleging violations of federal securities laws in connection with alleged false and misleading statements with respect to the Company's compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The Court has appointed lead counsel and a consolidated amended complaint was filed on May 11, 2012. The Company filed a motion to dismiss on July 16, 2012. On March 27, 2013, the Court granted the Company's motion to dismiss and dismissed all claims with prejudice. On April 26, 2013 the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit appealing the District Court's order dismissing the complaint with prejudice.

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

On March 22, 2013, a qui tam complaint entitled United States ex rel. Susan Ruscher, et al. v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company's practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it has declined to intervene in this action at this time. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against certain current and former members of the Board and certain former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the Court entered an order denying defendants' motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants' motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff's motion on the grounds that the appeal was premature. The individual defendants have denied all allegations of wrongdoing. On May 22, 2013, the parties executed an agreement in principle to settle the claims asserted by plaintiff.  The settlement, which is subject to the execution of a definitive settlement agreement, notice to shareholders, and court approval, would provide for, among other things: (i) the release by plaintiff and the Company of all claims that have been or could have been asserted against the individual defendants arising out of or relating to the subject matter of the action; (ii) an explicit disclaimer of wrongdoing or liability on the part of the individual defendants; and (iii) the adoption or continuation by the Company of certain corporate governance measures, as well as the creation of a settlement fund, funded by insurance proceeds in the amount of $16.7 million (less plaintiff's reasonable attorney fees), to be used by the Company over four years following the effective date of the settlement to implement, among other things, such corporate governance measures.

On January 8, 2010, a qui tam complaint, entitled United States ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the Court. The U.S. Department of Justice and the State of Illinois have notified the Court that they have declined to intervene in this action. The complaint was brought by Adam Resnick and Maureen Nehls as private party qui tam relators on behalf of the federal government and two state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes. On December 1, 2010, Resnick filed a motion to withdraw as a relator, which the Court granted on December 14, 2010. The Company recorded a provision for this matter in the quarter ended June 30, 2012. On June 24, 2013 the Company entered into an agreement with the Relator to voluntarily dismiss the action and made settlement payments in an aggregate amount of approximately $20 million. The U.S. Department of Justice and named states consented to the dismissal. On July 11, 2013 the Court granted Relator's stipulated motion to voluntarily dismiss the claims against the Company.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company's business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs' motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.  On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of Plaintiff's complaint.  On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc.  The petition for rehearing en banc was denied on July 23, 2013.

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

During 2006, the Company experienced certain quality control and product recall issues, as well as fire damage, at one of its repackaging facilities.  In connection with the resolution of these matters (the “Repack Matters”) the Company decided not to reopen this facility.  The Company has been cooperating with federal and state officials who have been conducting an investigation relating to the Repack Matters and certain billing issues.  The Company believes all investigations into the Repack Matters and billing issues have been resolved.

The three and six months ended June 30, 2013 included charges of $3.5 million and $26.1 million, respectively, and approximately $26.1 million and $33.3 million for the three and six months ended June 30, 2012, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income.

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

Note 8 - Segment Information

The Company is organized in two operating segments, LTC and Specialty Care Group (“SCG”). These segments are based on the operations of the underlying businesses and the customers they serve. The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services, as well as end-of-life pharmaceutical care management. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services including hospice care agencies. The Company’s other reportable segment is SCG, which provides specialty pharmacy and key commercialization services for the biopharmaceutical industry. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. Beginning in the second quarter of 2013, the Company concluded that the operations of its hospice pharmacy business were better aligned with the operation of its LTC, and began to review and manage the operations of this business as part of LTC. Accordingly, to align the reporting segments with the current way management reviews information to make operating decisions, assess performance and allocate resources, the results of the Company's hospice business are now reported in LTC. All prior period segment information has been recast to reflect the new segment reporting. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

	For the three months ended June 30,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,222,352	$347,006	$539	$1,569,897
Depreciation and amortization expense	(19,673)	(1,146)	(14,507)	(35,326)
Settlement, litigation and other related charges	(3,512)	—	—	(3,512)
Other charges	(30,549)	—	(719)	(31,268)
Operating income (loss)	131,049	29,887	(46,300)	114,636
2012:
Net sales	$1,254,873	$278,065	$3,089	$1,536,027
Depreciation and amortization expense	(19,359)	(2,280)	(13,204)	(34,843)
Settlement, litigation and other related charges	(25,893)	(200)	—	(26,093)
Other charges	(2,117)	—	(47,092)	(49,209)
Operating income (loss)	130,102	24,370	(88,384)	66,088

	For the six months ended June 30,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$2,426,087	$667,643	$1,170	$3,094,900
Depreciation and amortization expense	(39,428)	(2,257)	(27,363)	(69,048)
Settlement, litigation and other related charges	(26,131)	—	—	(26,131)
Other charges	(33,301)	—	(1,973)	(35,274)
Operating income (loss)	267,781	60,852	(95,850)	232,783
2012:
Net sales	$2,604,289	$518,164	$6,642	$3,129,095
Depreciation and amortization expense	(37,777)	(4,472)	(25,055)	(67,304)
Settlement, litigation and other related charges	(33,096)	(200)	—	(33,296)
Other charges	(11,129)	—	(49,592)	(60,721)
Operating income (loss)	274,922	47,678	(131,682)	190,918

Note 9 - Guarantor Subsidiaries

The Company’s 7.75% Senior Subordinated Notes due 2020, 3.75% Convertible Senior Subordinated Notes due 2025 and the 3.75% Convertible Senior Subordinated Notes due 2042 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor Subsidiaries as of June 30, 2013 and December 31, 2012 for the balance sheets, as well as the three and six months ended June 30, 2013 and 2012 for the statements of comprehensive income and the statements of cash flows for the six months ended June 30, 2013 and 2012.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,536,702	$33,195	$—	$1,569,897
Cost of sales	—	1,172,210	19,237	—	1,191,447
Gross profit	—	364,492	13,958	—	378,450
Selling, general and administrative expenses	1,186	196,944	5,558	—	203,688
Provision for doubtful accounts	—	24,856	490	—	25,346
Settlement, litigation and other related charges	—	3,512	—	—	3,512
Other charges	—	31,268	—	—	31,268
Operating income (loss)	(1,186)	107,912	7,910	—	114,636
Interest expense, net of investment income	(29,183)	(253)	(188)	—	(29,624)
Income (loss) before income taxes	(30,369)	107,659	7,722	—	85,012
Income tax (benefit) expense	(11,659)	41,488	2,964	—	32,793
Equity of net income of subsidiaries	70,929	—	—	(70,929)	—
Net income	$52,219	$66,171	$4,758	$(70,929)	$52,219
Comprehensive income	$52,145	$66,171	$4,758	$(70,929)	$52,145
2012:
Net sales	$—	$1,501,324	$34,703	$—	$1,536,027
Cost of sales	—	1,146,567	22,114	—	1,168,681
Gross profit	—	354,757	12,589	—	367,346
Selling, general and administrative expenses	1,119	194,618	6,141	—	201,878
Provision for doubtful accounts	—	23,619	459	—	24,078
Settlement, litigation and other related charges	—	26,093	—	—	26,093
Other charges	35,092	14,117	—	—	49,209
Operating income (loss)	(36,211)	96,310	5,989	—	66,088
Interest expense, net of investment income	(35,133)	(255)	(186)	—	(35,574)
Income (loss) before income taxes	(71,344)	96,055	5,803	—	30,514
Income tax (benefit) expense	(27,570)	37,152	2,240	—	11,822
Equity of net income of subsidiaries	62,466	—	—	(62,466)	—
Net income (loss)	$18,692	$58,903	$3,563	$(62,466)	$18,692
Comprehensive income	$17,003	$58,903	$1,876	$(60,779)	$17,003

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the six months ended June 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$3,029,090	$65,810	$—	$3,094,900
Cost of sales	—	2,307,550	38,076	—	2,345,626
Gross profit	—	721,540	27,734	—	749,274
Selling, general and administrative expenses	2,192	392,980	10,342	—	405,514
Provision for doubtful accounts	—	48,602	970	—	49,572
Settlement, litigation and other related charges	—	26,131	—	—	26,131
Other charges	—	35,274	—	—	35,274
Operating income (loss)	(2,192)	218,553	16,422	—	232,783
Interest expense, net of investment income	(58,174)	(543)	(366)	—	(59,083)
Income (loss) before income taxes	(60,366)	218,010	16,056	—	173,700
Income tax (benefit) expense	(23,205)	84,160	6,172	—	67,127
Equity of net income of subsidiaries	143,734	—	—	(143,734)	—
Net income	$106,573	$133,850	$9,884	$(143,734)	$106,573
Comprehensive income	$106,475	$133,850	$9,884	$(143,734)	$106,475
2012:
Net sales	$—	$3,058,727	$70,368	$—	$3,129,095
Cost of sales	—	2,347,716	45,933	—	2,393,649
Gross profit	—	711,011	24,435	—	735,446
Selling, general and administrative expenses	2,122	383,341	16,539	—	402,002
Provision for doubtful accounts	—	47,585	924	—	48,509
Settlement, litigation and other related charges	—	33,296	—	—	33,296
Other charges	35,092	25,629	—	—	60,721
Operating income (loss)	(37,214)	221,160	6,972	—	190,918
Interest expense, net of investment income	(65,521)	(538)	(349)	—	(66,408)
Income (loss) from continuing operations before income taxes	(102,735)	220,622	6,623	—	124,510
Income tax (benefit) expense	(39,656)	84,907	4,828	—	50,079
Equity of net income of subsidiaries	137,510	—	—	(137,510)	—
Net income	$74,431	$135,715	$1,795	$(137,510)	$74,431
Comprehensive income	$73,164	$135,715	$1,252	$(136,967)	$73,164

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$479,460	$45,337	$10,563	$—	$535,360
Restricted cash	—	5	—	—	5
Accounts receivable, net (including intercompany)	—	758,129	306,615	(300,296)	764,448
Inventories	—	394,751	7,379	—	402,130
Deferred income tax benefits, net-current	—	97,902	—	(286)	97,616
Other current assets	1,796	284,182	21,441	(10,825)	296,594
Total current assets	481,256	1,580,306	345,998	(311,407)	2,096,153
Properties and equipment, net	—	295,380	6,574	—	301,954
Goodwill	—	4,224,637	28,824	—	4,253,461
Identifiable intangible assets, net	—	172,756	2,597	—	175,353
Other noncurrent assets	48,235	71,309	3,264	(8,194)	114,614
Investment in subsidiaries	5,351,140	—	—	(5,351,140)	—
Total assets	$5,880,631	$6,344,388	$387,257	$(5,670,741)	$6,941,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$466,287	$668,899	$39,709	$(311,121)	$863,774
Long-term debt, notes and convertible debentures	1,574,589	16,935	5,000	(5,000)	1,591,524
Deferred income tax liabilities	341,892	570,530	15,157	(286)	927,293
Other noncurrent liabilities		64,275	—	(3,194)	61,081
Stockholders' equity	3,497,863	5,023,749	327,391	(5,351,140)	3,497,863
Total liabilities and stockholders' equity	$5,880,631	$6,344,388	$387,257	$(5,670,741)	$6,941,535
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$58,312	$12,227	$—	$454,213
Restricted cash	—	1,066	—	—	1,066
Accounts receivable, net (including intercompany)	—	849,753	197,370	(190,071)	857,052
Inventories	—	379,448	6,250	—	385,698
Deferred income tax benefits, net-current	—	137,736	—	(1,550)	136,186
Other current assets	1,765	248,833	14,871	(10,825)	254,644
Total current assets	385,439	1,675,148	230,718	(202,446)	2,088,859
Properties and equipment, net	—	276,056	6,604	—	282,660
Goodwill	—	4,219,900	37,059	—	4,256,959
Identifiable intangible assets, net	—	193,852	3,021	—	196,873
Other noncurrent assets	75,336	93,508	11,382	(16,313)	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$587,025	$35,431	$(200,896)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	17,223	5,000	(5,000)	2,030,030
Deferred income tax liabilities	335,504	559,405	21,301	(1,550)	914,660
Other noncurrent liabilities	—	68,161	—	(11,313)	56,848
Stockholders' equity	3,505,712	5,226,650	227,052	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six months ended June 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(11,358)	$275,143	$(1,116)	$262,669
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(298)	—	(298)
Disposition of businesses	—	675	—	675
Capital expenditures	—	(46,289)	(548)	(46,837)
Other	(227)	852	—	625
Net cash flows used in investing activities	(227)	(45,060)	(548)	(45,835)
Cash flows from financing activities:
Payments on terms loans	(10,626)	—	—	(10,626)
Payments on long-term borrowings and obligations	(3,434)	—	—	(3,434)
Capped call transaction	(38)	—	—	(38)
Increase (decrease) in cash overdraft balance	(10,324)	91	—	(10,233)
Payments for Omnicare common stock repurchase	(100,302)	—	—	(100,302)
Dividends paid	(28,766)	—	—	(28,766)
Other	260,861	(243,149)	—	17,712
Net cash flows from (used in) financing activities	107,371	(243,058)	—	(135,687)
Net increase (decrease) in cash and cash equivalents	95,786	(12,975)	(1,664)	81,147
Cash and cash equivalents at beginning of period	383,674	58,312	12,227	454,213
Cash and cash equivalents at end of period	$479,460	$45,337	$10,563	$535,360
2012:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,150)	$260,896	$1,869	$220,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(568)	—	(568)
Divestiture of business, net	—	—	—	—
Capital expenditures	—	(45,290)	(1,145)	(46,435)
Other	—	(1,085)	499	(586)
Net cash flows used in investing activities	—	(46,943)	(646)	(47,589)
Cash flows from financing activities:
Payments on term loans	(11,250)	—	—	(11,250)
Payments on long-term borrowings and obligations	(26,046)	—	—	(26,046)
Capped call transaction	(48,126)	—	—	(48,126)
Increase (decrease) in cash overdraft balance	497	(7,815)	—	(7,318)
Payments for Omnicare common stock repurchases	(80,307)	—	—	(80,307)
Dividends paid	(15,521)	—	—	(15,521)
Other	207,887	(207,888)	(240)	(241)
Net cash flows from (used in) financing activities	27,134	(215,703)	(240)	(188,809)
Net increase (decrease) in cash and cash equivalents	(15,016)	(1,750)	983	(15,783)
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$445,237	$100,036	$19,206	$564,479

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor Subsidiaries as of June 30, 2013 and December 31, 2012 for the balance sheets, as well as the three and six months ended June 30, 2013 and 2012 for the statements of comprehensive income and the statements of cash flows for the six months ended June 30, 2013 and 2012.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,569,897	$—	$1,569,897
Cost of sales	—	—	1,191,447	—	1,191,447
Gross profit	—	—	378,450	—	378,450
Selling, general and administrative expenses	1,186	417	202,085	—	203,688
Provision for doubtful accounts	—	—	25,346	—	25,346
Settlement, litigation and other related charges	—	—	3,512	—	3,512
Other charges	—	—	31,268	—	31,268
Operating income (loss)	(1,186)	(417)	116,239	—	114,636
Interest expense, net of investment income	(29,183)	—	(441)	—	(29,624)
Income (loss) before income taxes	(30,369)	(417)	115,798	—	85,012
Income tax (benefit) expense	(11,659)	(160)	44,612	—	32,793
Equity of net income of subsidiaries	70,929	—	—	(70,929)	—
Net income (loss)	$52,219	$(257)	$71,186	$(70,929)	$52,219
Comprehensive income (loss)	$52,145	$(257)	$71,186	$(70,929)	$52,145
2012:
Net sales	$—	$—	$1,536,027	$—	$1,536,027
Cost of sales	—	—	1,168,681	—	1,168,681
Gross profit	—	—	367,346	—	367,346
Selling, general and administrative expenses	1,119	346	200,413	—	201,878
Provision for doubtful accounts	—	—	24,078	—	24,078
Settlement, litigation and other related charges	—	—	26,093	—	26,093
Other charges	35,092	—	14,117	—	49,209
Operating income (loss)	(36,211)	(346)	102,645	—	66,088
Interest expense, net of investment income	(35,133)	—	(441)	—	(35,574)
Income (loss) before income taxes	(71,344)	(346)	102,204	—	30,514
Income tax (benefit) expense	(27,570)	(134)	39,526	—	11,822
Equity of net income of subsidiaries	62,466	—	—	(62,466)	—
Net income (loss)	$18,692	$(212)	$62,678	$(62,466)	$18,692
Comprehensive income (loss)	$17,003	$(212)	$60,991	$(60,779)	$17,003

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income
(in thousands)

	For the six months ended June 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$3,094,900	$—	$3,094,900
Cost of sales	—	—	2,345,626	—	2,345,626
Gross profit	—	—	749,274	—	749,274
Selling, general and administrative expenses	2,192	816	402,506	—	405,514
Provision for doubtful accounts	—	—	49,572	—	49,572
Settlement, litigation and other related charges	—	—	26,131	—	26,131
Other charges	—	—	35,274	—	35,274
Operating income (loss)	(2,192)	(816)	235,791	—	232,783
Interest expense, net of investment income	(58,174)	—	(909)	—	(59,083)
Income (loss) before income taxes	(60,366)	(816)	234,882	—	173,700
Income tax (benefit) expense	(23,205)	(314)	90,646	—	67,127
Equity of net income of subsidiaries	143,734	—	—	(143,734)	—
Net income (loss)	$106,573	$(502)	$144,236	$(143,734)	$106,573
Comprehensive income (loss)	$106,475	$(502)	$144,236	$(143,734)	$106,475
2012:
Net sales	$—	$—	$3,129,095	$—	$3,129,095
Cost of sales	—	—	2,393,649	—	2,393,649
Gross profit	—	—	735,446	—	735,446
Selling, general and administrative expenses	2,122	668	399,212	—	402,002
Provision for doubtful accounts	—	—	48,509	—	48,509
Settlement, litigation and other related charges	—	—	33,296	—	33,296
Other charges	35,092	—	25,629	—	60,721
Operating income (loss)	(37,214)	(668)	228,800	—	190,918
Interest expense, net of investment income	(65,521)	—	(887)	—	(66,408)
Income (loss) before income taxes	(102,735)	(668)	227,913	—	124,510
Income tax (benefit) expense	(39,656)	(258)	89,993	—	50,079
Equity of net income of subsidiaries	137,510	—	—	(137,510)	—
Net income (loss)	$74,431	$(410)	$137,920	$(137,510)	74,431
Comprehensive income (loss)	$73,164	$(410)	$137,377	$(136,967)	$73,164

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$479,460	$—	$55,900	$—	$535,360
Restricted cash	—	—	5	—	5
Accounts receivable, net (including intercompany)	—	178	764,448	(178)	764,448
Inventories	—	—	402,130	—	402,130
Deferred income tax benefits, net-current	—	—	97,616	—	97,616
Other current assets	1,796	—	294,798	—	296,594
Total current assets	481,256	178	1,614,897	(178)	2,096,153
Properties and equipment, net	—	22	301,932	—	301,954
Goodwill	—	—	4,253,461	—	4,253,461
Identifiable intangible assets, net	—	—	175,353	—	175,353
Other noncurrent assets	48,235	19	66,360	—	114,614
Investment in subsidiaries	5,351,140	—	—	(5,351,140)	—
Total assets	$5,880,631	$219	$6,412,003	$(5,351,318)	$6,941,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$466,287	$—	$397,665	$(178)	$863,774
Long-term debt, notes and convertible debentures	1,574,589	—	16,935	—	1,591,524
Deferred income tax liabilities	341,892	—	585,401	—	927,293
Other noncurrent liabilities		—	61,081	—	61,081
Stockholders' equity	3,497,863	219	5,350,921	(5,351,140)	3,497,863
Total liabilities and stockholders' equity	$5,880,631	$219	$6,412,003	$(5,351,318)	$6,941,535
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$—	$70,539	$—	$454,213
Restricted cash	—	—	1,066	—	1,066
Accounts receivable, net (including intercompany)	—	204	857,052	(204)	857,052
Inventories	—	—	385,698	—	385,698
Deferred income tax benefits, net-current	—	—	137,736	(1,550)	136,186
Other current assets	1,765	—	252,879	—	254,644
Total current assets	385,439	204	1,704,970	(1,754)	2,088,859
Properties and equipment, net	—	22	282,638	—	282,660
Goodwill	—	—	4,256,959	—	4,256,959
Identifiable intangible assets, net	—	—	196,873	—	196,873
Other noncurrent assets	75,336	19	88,558	—	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$54	$421,710	$(204)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	—	17,223	—	2,030,030
Deferred income tax liabilities	335,504	—	580,706	(1,550)	914,660
Other noncurrent liabilities	—	—	56,848	—	56,848
Stockholders' equity	3,505,712	191	5,453,511	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Six months ended June 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(11,358)	$—	$274,027	$262,669
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(298)	(298)
Disposition of businesses	—	—	675	675
Capital expenditures	—	—	(46,837)	(46,837)
Other	(227)	—	852	625
Net cash flows used in investing activities	(227)	—	(45,608)	(45,835)
Cash flows from financing activities:
Payments on terms loans	(10,626)	—	—	(10,626)
Payments on long-term borrowings and obligations	(3,434)	—	—	(3,434)
Capped call transaction	(38)	—	—	(38)
Increase (decrease) in cash overdraft balance	(10,324)	—	91	(10,233)
Payments for Omnicare common stock repurchase	(100,302)	—	—	(100,302)
Dividends paid	(28,766)	—	—	(28,766)
Other	260,861	—	(243,149)	17,712
Net cash flows from (used in) financing activities	107,371	—	(243,058)	(135,687)
Net increase (decrease) in cash and cash equivalents	95,786	—	(14,639)	81,147
Cash and cash equivalents at beginning of period	383,674	—	70,539	454,213
Cash and cash equivalents at end of period	$479,460	$—	$55,900	$535,360
2012:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,150)	$—	$262,765	$220,615
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(568)	(568)
Divestiture of business, net	—	—	—	—
Capital expenditures	—	—	(46,435)	(46,435)
Other	—	—	(586)	(586)
Net cash flows used in investing activities	—	—	(47,589)	(47,589)
Cash flows from financing activities:
Payments on term loans	(11,250)	—	—	(11,250)
Payments on long-term borrowings and obligations	(26,046)	—	—	(26,046)
Capped call transaction	(48,126)	—	—	(48,126)
Increase (decrease) in cash overdraft balance	497	—	(7,815)	(7,318)
Payments for Omnicare common stock repurchases	(80,307)	—	—	(80,307)
Dividends paid	(15,521)	—	—	(15,521)
Other	207,887	—	(208,128)	(241)
Net cash flows from (used in) financing activities	27,134	—	(215,943)	(188,809)
Net decrease in cash and cash equivalents	(15,016)	—	(767)	(15,783)
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$445,237	$—	$119,242	$564,479

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

Executive Overview

Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy and commercialization services for the biopharmaceutical industry. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes Omnicare provides to its customers. Omnicare services customers across the United States. In the second quarter of 2013, the Company concluded that the operations of its hospice pharmacy business were better aligned with the operation of its LTC, and began to review and manage the operations of this business as part of LTC. Accordingly, to align the reporting segments with the current way management reviews information to make operating decisions, assess performance and allocate resources, the results of the Company's hospice business are now reported in LTC.

Through LTC, Omnicare operates the nations largest institutional pharmacy business, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, Omnicare believes the Company has unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of the Company's operations has also provided Omnicare the opportunity to make investments in proprietary automation technology to reduce its dispensing costs while improving the accuracy and consistency of its service delivery. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers including hospice care agencies. In light of a customer mix that is heavily penetrated in the senior citizen market, Omnicare has a high level of insight into geriatric pharmaceutical care. At June 30, 2013, LTC provided pharmacy services in 47 states in the United States as well as the District of Columbia. LTC served approximately 969 thousand beds and dispensed approximately 29.6 million prescriptions in the second quarter of 2013.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG's services are largely centered on the specialty pharmaceutical market. These services are based on four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. The brand support services, supply chain solutions and patient support services platforms are integrated fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. Through the specialty pharmacy platform, SCG dispenses specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones.

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

In the first half of 2013, SCG continued its strong financial performance primarily attributable to higher than expected drug price inflation and strong script levels within the Company's specialty pharmacy platform. Further, the year-over-year benefit from generic drugs launched in 2012 has served to offset the increased payroll and employee benefit costs associated with Omnicare’s initiatives to improve its infrastructure and payor-driven reimbursement reductions within the LTC business. Further, the second quarter showed positive sequential net bed growth in LTC. Also, in the second quarter of 2013, the Company completed the disposition of certain assets in its Medical Supply Services business which was not considered significant to the operations of Omnicare. The Company continues to evaluate certain non-core operations for alignment with the Company's long-term strategy. The Company may determine some of these operations no longer fit within this strategy and may look to dispose of additional assets in the future.

On May 23, 2013, the Company entered into an Accelerated Share Repurchase Agreement (“JP ASR”) with J.P. Morgan Securities, LLC as agent for JPMorgan Chase Bank, National Association, London Branch ("JPMorgan") pursuant to which the Company will repurchase up to $100 million of its outstanding common stock. The JP ASR is part of the Company's previously disclosed share repurchase program and is expected to be completed in the third quarter of 2013. Also, in the second quarter of 2013, the Company settled its Accelerated Share Repurchase Agreement with Goldman, Sachs & Co., with the Company receiving 0.6 million shares of the Company's common stock.

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

On March 1, 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013, and payments made to Medicare Advantage organizations and Medicare Part D sponsors beginning April 1, 2013. Under current law, sequestration is scheduled to last through fiscal year 2021, although legislation could be enacted at any time to end or modify the terms of sequestration. The Company believes that this reduction in CMS payments to Medicare Part D plan sponsors generally does not directly affect the amounts the Company is paid under its existing contracts with Medicare Part D plan sponsors. However, it is possible that the sequestration reductions could lead Medicare Part D plan sponsors to seek lower rates through renegotiation. There can be no assurances that sequestration or other future policies impacting federal spending on Medicare will not adversely affect the Company's business.

Beginning January 1, 2013, institutional pharmacies are required to dispense branded oral-solid drugs to nursing home residents that are covered under Medicare Part D in 14-day increments. As a result of this new requirement, we dispensed approximately 1,139,000 additional branded scripts in the first six months of 2013. Although we received additional dispensing fees for this increased activity, we also incurred greater costs, which generally offset the impact of the additional fees.

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

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2013

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted net income (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$1,569,897	$1,536,027	$3,094,900	$3,129,095
Operating income	114,636	66,088	232,783	190,918
Adjusted operating income (a)	149,416	141,390	294,188	284,935
Net income	52,219	18,692	106,573	74,431
Adjusted net income (a)	77,455	71,061	151,919	144,488

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

Net sales for the three and six months ended June 30, 2013 were adversely impacted by the unfavorable net sales impact of the increased availability and utilization of generic drugs, reductions in reimbursement coupled with competitive pricing issues, and a lower average number of beds served. These were partially offset by the positive impact of drug price inflation and growth in SCG.  See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 24.1% and 24.2% in the three and six months ended June 30, 2013, respectively, versus 23.9% and 23.5%, respectively, in the comparable prior year periods.  Gross profit dollars were favorably affected by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure and a lower average number of beds served.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 13.0% and 13.1% in the three and six months ended June 30, 2013, respectively, versus 13.1% and 12.8%, respectively, in the comparable prior year periods.  Operating expenses were unfavorably impacted by the increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in lowering operating expenses through the Company’s non-drug purchasing program. Also, negatively impacting the percentage is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income was lower in the three and six months ended June 30, 2013 than the prior-year periods primarily due to the refinancing activities completed in 2012.

The effective tax rates for the three and six months ended June 30, 2013 are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.  The year over year change in the effective tax rate is primarily due to certain non-deductible charges relating to the disposition of businesses in 2012.

Long-Term Care Group Segment

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$1,222,352	$1,254,873	$2,426,087	$2,604,289
Operating income	$131,049	$130,102	$267,781	$274,922
Beds served (at end of period)	969	977	969	977
Scripts dispensed	29,589	29,684	59,463	60,054

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

Operating income in 2013 was favorably impacted largely by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, as well as the favorable dollar effect of drug price inflation. Operating income was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", further discussed in the "Special Items" section of this MD&A.

Specialty Care Group Segment

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$347,006	$278,065	$667,643	$518,164
Operating income	$29,887	$24,370	$60,852	$47,678

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

Restructuring and Other Related Charges

See discussion under the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how management assesses the performance of the Company's businesses. Management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and six months ended June 30, 2013 and 2012 included the Special Items presented in the table below, which also contains a reconciliation of the Company's non-GAAP amounts to their most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Settlement, litigation and other related charges (i)	$3,512	$26,093	$26,131	$33,296
Other charges (ii)	31,268	49,209	35,274	60,721
Subtotal - operating expense Special Items	34,780	75,302	61,405	94,017
Amortization of discount on convertible notes (iii)	6,187	5,929	12,256	12,279
Debt redemption costs - net (iii)	$—	$4,093	$—	$4,093
Total - Special Items	$40,967	$85,324	$73,661	$110,389
Total - Special items after tax (iv)	$25,236	$52,369	$45,346	$70,057

Operating income	$114,636	$66,088	$232,783	$190,918
Operating expense Special Items	34,780	75,302	61,405	94,017
Adjusted operating income	$149,416	$141,390	$294,188	$284,935

Net income	$52,219	$18,692	$106,573	$74,431
Total Special Items - after tax	25,236	52,369	45,346	70,057
Adjusted income	$77,455	$71,061	$151,919	$144,488

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	The Company recorded non-cash interest expense from the amortization of debt discount on its convertible notes.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2013 were $535.4 million compared with $455.3 million at December 31, 2012 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of $262.7 million during the six months ended June 30, 2013, compared with net cash flows from operating activities totaling $220.6 million during the six months ended June 30, 2012.  Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in accounts receivable and accounts payable, which was partially offset by the year-over-year change in inventory.  Also, the 2013 and 2012 period included litigation settlement payments of $20 million and $50 million, respectively. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which resulted in a net increase in the Company’s deferred tax liabilities during the six months ended June 30, 2013 and 2012 of $12.4 million and $7.0 million, respectively ($185.3 million cumulative, the recorded deferred tax liability, as of June 30, 2013).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash used in investing activities was $45.8 million and $47.6 million for the six months ended June 30, 2013 and 2012, respectively.  Omnicare’s capital expenditures were $46.8 million for the first six months of 2013 versus $46.4 million in the same prior year period. These amounts primarily relate to investment in information technology systems, related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities was $135.7 million for the six months ended June 30, 2013 as compared to $188.8 million for the comparable prior year period.  Pursuant to the JP ASR, the Company made a $100 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The specific number of shares that the Company ultimately will repurchase and the final aggregate purchase price under the JP ASR will be determined based on an agreed upon discount to the average of the daily volume-weighted average price per share of the Company's common stock during a repurchase period, subject to adjustments pursuant to the terms and conditions of the JP ASR. At settlement, under certain circumstances, the Company or JPMorgan may be required to deliver cash or additional shares of the Company's common stock, at the Company's option, to the other party. The transaction is expected to be completed during the third quarter of 2013. In the six months ended June 30, 2012, the Company repurchased approximately $80 million shares of the Company's common stock under the share repurchase program. The Company had approximately $120 million of share repurchase authority remaining as of June 30, 2013, after consideration of the remaining $40 million equity forward contract related to the JP ASR. The 2012 period includes the Company's debt exchange where it retired $256.9 million of 3.75% convertible senior subordinated notes, due 2025 in exchange for its issuance of $390 million of new 3.75% convertible senior subordinated notes, due 2042 as well as its redemption of $25 million of its 3.25% convertible senior debentures, due 2035.

At June 30, 2013, there were no outstanding borrowings on the Company's revolving credit facility and $409 million outstanding on the term loan.

On May 22, 2013, the Company’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, for an indicated annual rate of 56 cents per common share for 2013, which is 33.3% higher than the 42 cents per share in dividends paid during 2012.  Further, aggregate dividends paid of $28.8 million during the six months ended June 30, 2013 were greater than those paid in the comparable prior year period by approximately $13.2 million.

There were no known material commitments and contingencies outstanding at June 30, 2013, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable; separation payments; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes the Company’s aggregate contractual obligations as of June 30, 2013, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2012 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,439,617	$684,304	$42,500	$345,313	$1,367,500
Capital lease obligations	24,447	7,513	12,371	4,563	—
Operating lease obligations	114,299	27,577	43,904	21,639	21,179
Purchase obligations	36,269	27,819	4,802	3,648	—
Other current obligations	198,679	198,679	—	—	—
Other long-term obligations	54,353	—	40,647	3,315	10,391
Subtotal	2,867,664	945,892	144,224	378,478	1,399,070
Future interest costs relating to debt and capital lease obligations	1,366,960	88,328	175,280	168,471	934,881
Total contractual cash obligations	$4,234,624	$1,034,220	$319,504	$546,949	$2,333,951

As of June 30, 2013, the Company had approximately $8 million outstanding under standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2013, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of the 2012 Annual Report.

Critical Accounting Policies
The Company’s description of business and critical accounting policies are disclosed in the 2012 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of June 30, 2013 was $218.8 million, compared with $269.4 million at December 31, 2012.  The allowance for doubtful accounts represented 22.2% and 23.9% of gross accounts receivable (net of contractual allowance adjustments) as of June 30, 2013 and December 31, 2012, respectively.   Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of June 30, 2013 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $9.8 million.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $409 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.95% at June 30, 2013 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.1 million per year). In connection with its offering of $400 million of 7.75% Senior Notes during 2010 and the additional $150 million in 2011, the Company entered into swap agreements on all $550 million of its aggregate principal amount of the 7.75% Senior Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 4.27%. The weighted average estimated LIBOR-based floating rate (including the 4.27% spread) was 4.68% at June 30, 2013 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $5.5 million per year). In addition, the Company has a bond portfolio comprised of high quality corporate bonds and government bonds which is managed by a third-party and had a fair value at June 30, 2013 of approximately $25.1 million (a 100 basis-point change in the interest rates of the entire portfolio would increase or decrease the fair value by approximately $0.3 million.

For information regarding the fair value of the Company’s fixed-rate debt facilities, see the "Debt" section of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of the Company’s debt, bond portfolio, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements for the year ended December 31, 2012 included in the 2012 Annual Report.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2, of this Quarterly Report on Form 10-Q, which is incorporated by reference herein and should be read in conjunction with the risk factors disclosed in the 2012 Annual Report. There has been no other material change in the risk factors previously disclosed in Part I, Item 1A of the 2012 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended June 30, 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(c)
April 1 - 30, 2013	3	$40.67	—	$219,963
May 1 - 31, 2013	1,964	57.16	1,913	120,368
June 1 - 30, 2013	6	46.94	—	120,368
Total	1,973	$57.11	1,913	$120,368

(a)
During the second quarter of 2013, the Company purchased 60 shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the forfeiture of shares to pay taxes upon vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)
The average price paid per share reflects the cost for the Accelerated Share Repurchase ("GS ASR") agreement with Goldman, Sachs & Co. of $250 million which was paid in November 2012. Upon settlement of the GS ASR in May 2013 the Company received 0.6 million additional shares of its common stock. Overall the average settlement price for the shares repurchased under the GS ASR was $38.92. See the "Significant Accounting Policies" note of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

(c)	The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through June 30, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	120,368

In the six months ended June 30, 2013, the Company repurchased approximately 1.9 million shares through authorized share repurchase programs at an aggregate cost of approximately $110.0 million, for a cumulative amount of approximately 21.1 million shares repurchased at an aggregate cost of approximately $690 million since the inception of the programs outlined above. The Company had approximately $120.0 million of combined share repurchase authority remaining as of June 30, 2013, which expires on December 31, 2014.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
See Index of Exhibits.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	July 24, 2013	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Omnicare, Inc. Senior Executive Change in Control Plan**	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
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