Form 10-Q
period 2013-09-30
OMNICARE INC
filed 2013-10-23
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	102,980,361	September 30, 2013

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2013

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$1,581,001	$1,501,348	$4,675,901	$4,630,443
Cost of sales	1,211,183	1,130,053	3,556,809	3,523,702
Gross profit	369,818	371,295	1,119,092	1,106,741
Selling, general and administrative expenses	195,382	203,550	600,896	605,552
Provision for doubtful accounts	25,177	24,047	74,749	72,556
Settlement, litigation and other related charges	143,484	4,931	169,615	38,227
Other charges	61,632	5,036	96,906	65,757
Operating income (loss)	(55,857)	133,731	176,926	324,649
Interest expense, net of investment income	(34,922)	(39,036)	(94,005)	(105,444)
Income (loss) before income taxes	(90,779)	94,695	82,921	219,205
Income tax (benefit) expense	(24,470)	33,270	42,657	83,349
Net income (loss)	$(66,309)	$61,425	$40,264	$135,856

Earnings (loss) per common share:
Basic	$(0.65)	$0.56	$0.39	$1.23
Diluted	$(0.65)	$0.55	$0.37	$1.19

Dividends per common share	$0.14	$0.14	$0.42	$0.28

Weighted average number of common shares outstanding:
Basic	101,811	109,315	102,624	110,457
Diluted	101,811	111,951	109,612	113,968

Comprehensive income (loss)	$(66,305)	$63,354	$40,170	$136,518

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$505,687	$454,213
Restricted cash	5	1,066
Accounts receivable, less allowances of $209,140 (2012-$269,416)	741,053	857,052
Inventories	421,799	385,698
Deferred income tax benefits	98,089	136,186
Other current assets	312,226	254,644
Total current assets	2,078,859	2,088,859
Properties and equipment, at cost less accumulated depreciation of $342,659 (2012-$308,525)	310,225	282,660
Goodwill	4,253,461	4,256,959
Identifiable intangible assets, less accumulated amortization of $256,732 (2012-$236,116)	166,105	196,873
Other noncurrent assets	106,876	163,913
Total noncurrent assets	4,836,667	4,900,405
Total assets	$6,915,526	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,459	$200,125
Accrued employee compensation	55,811	73,791
Current debt	548,519	27,713
Other current liabilities	309,211	180,385
Total current liabilities	1,124,000	482,014
Long-term debt, notes and convertible debentures	1,426,472	2,030,030
Deferred income tax liabilities	983,000	914,660
Other noncurrent liabilities	55,833	56,848
Total noncurrent liabilities	2,465,305	3,001,538
Total liabilities	3,589,305	3,483,552
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 134,551,698 shares issued (2012-133,503,156 shares issued)	134,552	133,503
Paid-in capital	2,392,566	2,419,970
Retained earnings	1,798,257	1,801,075
Treasury stock, at cost - 31,571,337 shares (2012-28,851,671 shares)	(996,240)	(846,016)
Accumulated other comprehensive income (loss)	(2,914)	(2,820)
Total stockholders' equity	3,326,221	3,505,712
Total liabilities and stockholders' equity	$6,915,526	$6,989,264

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended September 30,

	2013	2012
Cash flows from operating activities:
Net income	$40,264	$135,856
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	43,748	38,256
Amortization	61,073	63,377
Debt redemption loss	55,652	47,558
Loss from disposition	36,062	—
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	70,628	31,433
Inventories	(36,988)	82,786
Current and noncurrent assets	(9,431)	65,341
Accounts payable	21,823	(95,172)
Accrued employee compensation	(17,941)	1,883
Current and noncurrent liabilities	189,775	45,585
Net cash flows from operating activities	454,665	416,903
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(3,798)	(34,411)
Disposition of business, net	11,083	19,207
Marketable securities	(620)	(25,000)
Capital expenditures	(74,127)	(71,433)
Other	1,061	1,348
Net cash flows used in investing activities	(66,401)	(110,289)
Cash flows from financing activities:
Payments on term loans	(15,938)	(19,375)
Proceeds from long-term borrowings and obligations	—	425,000
Payments on long-term borrowings and obligations	(190,403)	(452,302)
Fees paid for financing activities	(4,851)	(7,164)
Capped call transaction	—	(48,126)
Decrease in cash overdraft balance	(11,490)	(1,540)
Payments for Omnicare common stock repurchases	(91,259)	(110,919)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	17,934	5,710
Dividends paid	(43,011)	(30,765)
Other	2,228	13
Net cash flows used in financing activities	(336,790)	(239,468)
Net increase in cash and cash equivalents	51,474	67,146
Cash and cash equivalents at beginning of period	454,213	580,262
Cash and cash equivalents at end of period	$505,687	$647,408

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income (Loss) for stock options, restricted stock units, performance share units and stock awards totaled approximately $5.0 million and $14.2 million for the three and nine months ended September 30, 2013, respectively, and $4.1 million and $13.0 million for the three and nine months ended September 30, 2012, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of accounts receivable characteristics (in thousands):

September 30, 2013	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$210,957	$67,697	$278,654
Facility payors	351,162	163,069	514,231
Private Pay payors	72,631	84,677	157,308
Total gross accounts receivable	$634,750	$315,443	$950,193
December 31, 2012
Medicare (Part D and Part B), Medicaid and Third-Party payors	$238,348	$163,773	$402,121
Facility payors	383,848	168,945	552,793
Private Pay payors	70,835	100,719	171,554
Total gross accounts receivable	$693,031	$433,437	$1,126,468

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") by component and in the aggregate, follows (in thousands):

	September 30, 2013	December 31, 2012
Unrealized loss on fair value of investments	$(695)	$(428)
Pension and postemployment benefits	(2,219)	(2,392)
Total accumulated other comprehensive income (loss), net	$(2,914)	$(2,820)

The amounts are net of applicable tax benefits which were not material at September 30, 2013 and December 31, 2012. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income (Loss).

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2013
Bond portfolio	$25,111	$—	$25,111	$—
7.75% interest rate swap agreements - fair value hedge	23,570	—	23,570	—
Derivatives	—	—	—	—
Total	$48,681	$—	$48,681	$—
December 31, 2012
Bond portfolio	$24,887	$—	$24,887	$—
7.75% interest rate swap agreements - fair value hedge	46,090	—	46,090	—
Derivatives	—	—	—	—
Total	$70,977	$—	$70,977	$—

The fair value of the Company’s fixed-rate debt facilities are shown at the Debt note of the Notes to Consolidated Financial Statements.

Offsetting Assets and Liabilities

Effective January 1, 2013 the Company adopted Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which clarifies ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on its financial position.

The Company has interest rate swap agreements with multiple counterparties on its 7.75% Senior Subordinated Notes due 2020 (the "2020 Notes"), which are subject to this guidance. The following table presents these swap agreements offsetting securities as of September 30, 2013 and December 31, 2012:

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
September 30, 2013
Swap A	$11,969	$—	$11,969	$—	$—	$11,969
Swap B	11,601	—	11,601	—	—	11,601
	$23,570	$—	$23,570	$—	$—	$23,570

December 31, 2012
Swap A	$20,560	$—	$20,560	$—	$—	$20,560
Swap B	20,011	—	20,011	—	—	20,011
Swap C	2,896	—	2,896	—	—	2,896
Swap D	2,623	—	2,623	—	—	2,623
	$46,090	$—	$46,090	$—	$—	$46,090

In the third quarter of 2013, in connection with the repurchase of $150 million in aggregate principal amount of its outstanding 2020 Notes, the Company terminated the applicable swap agreements (Swap C and Swap D). See further discussion of Omnicare's debt repurchases at the "Debt" note of the Notes to Consolidated Financial Statements.

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges, including a litigation settlement charge recognized in 2013.   The year over year change in the effective tax rate is primarily due to certain non-deductible charges related to the disposition of businesses and the 2013 settlement charge.

Other Charges

Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Debt related costs	$50,868	$—	$50,868	$35,092
Disposition of businesses	10,116	(7,680)	38,902	(1,777)
Separation costs	648	5,500	4,836	21,000
Acquisition and other related costs	—	(3,830)	2,300	396
Restructuring charges	—	11,046	—	11,046
Total - other charges	$61,632	$5,036	$96,906	$65,757

The Company completed one acquisition in the three and nine months ended September 30, 2012 which was not considered significant to the operations of the Company. The Company recorded professional fees and acquisition related restructuring costs which were offset by a reduction of the Company's original estimate of contingent consideration payable for a prior acquisition during the three and nine months ended September 30, 2012.

Disposition of Businesses

In 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business and in 2012, completed the dispositions of its Canadian pharmacy and the Company's pharmacy operational software businesses, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $10.1 million and $38.9 million ($9.4 million and $27.1 million after-tax), respectively, in the three and nine months ended September 30, 2013 and gains on disposition of businesses of $7.7 million and $1.8 million in the three and nine months ended September 30, 2012. These charges are reflected in the "Other charges" caption of the Consolidated Statement of Comprehensive Income (Loss).

Separation Costs

In the three and nine months ended September 30, 2013, the Company recorded separation related costs for certain employees of approximately $0.6 million and $4.8 million, respectively. In the three and nine months ended September 30, 2012, the Company recorded charges of approximately $5.5 million and $21 million, respectively, related to separation related costs with the former CEO and other former executives. These charges are reflected in the "Other charges" caption of the Consolidated Statement of Comprehensive Income (Loss).

Common Stock Repurchase Program

As part of the Company's share repurchase program, on May 23, 2013, the Company entered into an accelerated share repurchase agreement (“JP ASR”) with J.P. Morgan Securities LLC as agent for JPMorgan Chase Bank, National Association, London Branch ("JPMorgan"). Pursuant to the JP ASR, the Company made a $100 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The initial shares were valued at $60 million and recorded in treasury stock. The remaining $40 million balance was recorded as an equity forward contract and was included in paid in capital at the time of the JP ASR. The equity forward contract was settled with approximately 0.4 million additional shares of the Company's common stock and $19.0 million in cash delivered by JPMorgan to the Company during the three months ended September 30, 2013.

In 2012, the Company entered into an accelerated share repurchase agreement (“GS ASR”) with Goldman, Sachs & Co. ("Goldman"). Pursuant to the GS ASR, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The initial shares were valued at $200 million and recorded in treasury stock. The remaining $50 million balance was recorded as an equity forward contract, which was included in paid in capital at December 31, 2012. The equity forward contract was settled with approximately 0.6 million additional shares of the Company's common stock being delivered by Goldman to the Company during the three months ended June 30, 2013.

In the nine months ended September 30, 2013, the Company repurchased approximately 2.5 million shares through authorized share repurchase programs (including shares purchased pursuant to the JP ASR and the GS ASR) at an aggregate cost of approximately $91.3 million, for a cumulative purchased amount of its common stock of approximately 21.7 million shares repurchased at an aggregate cost of approximately $721 million from the inception of the share repurchase programs in May 2010 through September 30, 2013. The Company had approximately $129 million of combined share repurchase authority remaining as of September 30, 2013, which expires on December 31, 2014.

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

Note 3 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2012	$3,722,801	$534,158	$4,256,959
Other	(3,498)	—	(3,498)
Goodwill balance as of September 30, 2013	$3,719,303	$534,158	$4,253,461

The Company’s intangible amortization expense for the three and nine months ended September 30, 2013 was approximately $9 million and $28 million, respectively, and was approximately $11 million and $33 million for the three and nine months ended September 30, 2012, respectively.

"Other" includes a reduction in goodwill related to the the disposition of the Company's medical supply services business.

Note 4 - Debt

A summary of debt follows (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
Senior term loan, due 2017	403,750	419,688
7.75% senior subordinated notes, due 2020	400,000	550,000
3.75% convertible senior subordinated notes, due 2025	132,417	318,054
4.00% junior subordinated convertible debentures, due 2033	345,000	345,000
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	—
Capitalized lease and other debt obligations	22,594	23,685
Subtotal	2,545,511	2,473,927
Add interest rate swap agreements	23,570	46,090
(Subtract) unamortized debt discount	(594,090)	(462,274)
(Subtract) current portion of debt	(548,519)	(27,713)
Total long-term debt, net	$1,426,472	$2,030,030

Third Quarter 2013 Refinancing
On August 23, 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired approximately $180.46 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for the issuance of $424.25 million in aggregate principal amount of new 3.50% Convertible Senior Subordinated Notes due 2044 (the "2044 Notes"). The 2044 Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

The 2044 Notes mature in February 2044 and will pay regular cash interest semiannually in arrears at a rate of 3.50% per year. Commencing with the interest period beginning February 15, 2021 in the case of the downside trigger and the interest period beginning on February 15, 2024 in the case of the upside trigger, the 2044 Notes will also pay contingent interest under certain circumstances based on their then current trading price. The 2044 Notes are convertible, upon certain circumstances, into cash and, if applicable, shares of Omnicare common stock. The 2044 Notes have an initial conversion rate of 14.2857 shares of common stock per $1,000 original principal amount of notes (subject to adjustment in certain events). This is equivalent to an initial conversion price of approximately $70 per share.

Under certain circumstances based on the trading price of the Company's common stock, the Company has the right to redeem the 2044 Notes on or before February 15, 2019 by paying the principal amount of the 2044 Notes plus accrued but unpaid interest. After February 15, 2019 the Company may, at its option, redeem the 2044 Notes by paying the accreted issue price to date plus accrued but unpaid interest. In addition, holders may require the Company to repurchase all or a portion of their 2044 Notes upon a fundamental change (as defined in the indenture governing the 2044 Notes) at a cash repurchase price equal to the accreted issue price to date plus accrued but unpaid interest.

Additionally, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5.15 million in aggregate principal amount of its outstanding 2025 Notes and $150 million in aggregate principal amount of its 2020 Notes. In connection with the repurchase of the 2020 Notes, the Company terminated the applicable swap agreements.

The Company recognized a net loss on the third quarter exchange transaction and repurchase transactions of approximately $50.9 million in the three and nine months ended September 30, 2013 which was reflected in "Other Charges" on the Consolidated Statement of Comprehensive Income (Loss). Operating income for the nine months ended September 30, 2012 includes a non-cash loss on the 2012 debt exchange of approximately $35.1 million which is reflected in "Other Charges" on the Consolidated Statement of Comprehensive Income (Loss).

3.75% Convertible Senior Subordinated Notes, due 2025
After the transactions noted above, Omnicare has outstanding approximately $132 million aggregate principal amount of 2025 Notes. The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $27.11 and the conversion threshold is $35.24 as of September 30, 2013. As of September 30, 2013, the aforementioned conversion threshold of the 2025 Notes had been attained. As a result, the 2025 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2013.

4.00% Junior Subordinated Convertible Debentures, due 2033
Omnicare has outstanding $345 million aggregate principal amount of 4.00% junior subordinated convertible debentures, due 2033 (the “4.00% Convertible Debentures”). The 4.00% Convertible Debentures underlie the securities in the 4.00% Trust Preferred Income Equity Redeemable Securities ("Trust PIERS") of Omnicare Capital Trust I and Omnicare Capital Trust II (the "Series A Trust PIERS" and "Series B Trust PIERS", respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable Trust, which assets consist solely of a corresponding amount of 4.00% Convertible Debentures. The Series B Trust PIERS have identical terms to the Series A Trust PIERS, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS if the closing sales price of Company common stock for a predetermined period is more than 130% of the then-applicable conversion price. The conversion price is $40.82 and the conversion threshold is $53.07 as of September 30, 2013. As of September 30, 2013, the aforementioned conversion threshold had been attained. As a result, the Trust PIERS (and the underlying 4.00% Convertible Debentures) were convertible by the holders and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2013.

In addition to the continued accrual of regular cash interest, contingent interest accrued on the Trust PIERS (and the underlying 4.00% Convertible Debentures) for the period from June 15, 2013 to September 14, 2013 and will accrue for the period from September 15, 2013 to December 14, 2013 at a rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ended June 13, 2013 and September 12, 2013, respectively. Contingent cash interest of approximately $0.07 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 4.00% Convertible Debentures) was paid on September 16, 2013 and contingent cash interest of approximately $0.085 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 4.00% Convertible Debentures) is expected to be paid on December 16, 2013.

3.75% Convertible Senior Subordinated Notes, due 2042
Omnicare has outstanding $390 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes").  The holders may convert their 2042 Notes, prior to April 1, 2040, on any date during any calendar quarter beginning after June 30, 2012 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after April 1, 2040 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $41.50 and the conversion threshold is $53.95 as of September 30, 2013. As of September 30, 2013, the aforementioned conversion threshold of the 2042 Notes had been attained. As a result, the 2042 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2013.

At September 30, 2013, there was no outstanding balance under the Company’s revolving credit facility and $404 million outstanding under the term loan.  The interest rate on the term loan was 1.93% at September 30, 2013. As of September 30, 2013, the Company had approximately $8 million outstanding relating to standby letters of credit, substantially all of which were subject to automatic annual renewals.

The weighted average floating interest rate on the interest rate swap agreements associated with the Company's fixed rate debt was 4.24% versus the 7.75% stated rate on the corresponding senior subordinated notes due 2020 with remaining principal balance of $400 million at September 30, 2013.

The Company amortized to expense approximately $0.9 million and $1.3 million of deferred debt issuance costs during the three months ended September 30, 2013 and 2012, respectively, and $2.8 million and $4.3 million in the nine months ended September 30, 2013 and 2012, respectively. Interest expense for the three and nine months ended September 30, 2013 includes the write-off of approximately $4.8 million in deferred debt issuance costs related to the third quarter exchange transaction and repurchase transactions. Interest expense for the three and nine months ended September 30, 2012 includes the write-off of approximately $8.3 million and $12.4 million, respectively, of deferred debt issuance costs associated with the Company's 2012 refinancing activities.

Information relating to the Company's convertible securities at September 30, 2013 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$11,437	12.25	8.25%
4.00% junior subordinated convertible debentures, due 2033	$151,665	19.75	8.01%
3.25% convertible senior debentures, due 2035	$245,433	2.25	7.63%
3.75% convertible senior subordinated notes, due 2042	$167,941	28.50	7.11%
3.50% convertible senior subordinated notes, due 2044	$208,200	30.40	7.70%

The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2013		December 31, 2012
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$400,000	$441,300	$550,000	$614,600
3.75% convertible senior subordinated notes, due 2025
Carrying value	86,769	—	204,608	—
Unamortized debt discount	45,648	—	113,446	—
Principal amount	132,417	279,600	318,054	459,600
4.00% junior subordinated convertible debentures, due 2033
Carrying value	208,349	—	206,266	—
Unamortized debt discount	136,651	—	138,734	—
Principal amount	345,000	470,800	345,000	331,600
3.25% convertible senior debentures, due 2035
Carrying value	389,180	—	377,782	—
Unamortized debt discount	38,320	—	49,718	—
Principal amount	427,500	453,200	427,500	425,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	224,572	—	229,624	—
Unamortized debt discount	165,428	—	160,376	—
Principal amount	390,000	549,700	390,000	397,100
3.50% convertible senior subordinated notes, due 2044
Carrying value	216,207	—	—	—
Unamortized debt discount	208,043	—	—	—
Principal amount	424,250	403,000	—	—

Note 5 - Earnings (Loss) Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended September 30,			Nine months ended September 30,
2013:	Income (loss) (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Net income (loss)	$(66,309)	101,811	$(0.65)	$40,264	102,624	$0.39
Effect of Dilutive Securities
Convertible securities	—	—		212	6,360
Stock options, units and awards	—	—		—	628
Diluted EPS
Net income (loss) plus assumed conversions	$(66,309)	101,811	$(0.65)	$40,476	109,612	$0.37
2012:
Basic EPS
Net income	$61,425	109,315	$0.56	$135,856	110,457	$1.23
Effect of Dilutive Securities
Convertible securities	71	2,107		213	2,912
Stock options, warrants, units and awards	—	529		—	599
Diluted EPS
Net income plus assumed conversions	$61,496	111,951	$0.55	$136,069	113,968	$1.19

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

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.11
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$78.74
3.75% convertible senior subordinated notes, due 2042	$41.50
3.50% convertible senior subordinated notes, due 2044	$70.00

Weighted average shares outstanding, assuming dilution, excludes the impact of 0.3 million and 0.9 million stock options and awards for the three and nine months ended September 30, 2013, respectively, and 2.1 million for the three and nine months ended September 30, 2012, due to the exercise prices of these stock options and awards being greater than the average fair market value of our common stock during the period. The three months ended September 30, 2013 loss per share has been computed using basic weighted average shares outstanding, as the impact of the Company’s other potentially dilutive instruments, representing an additional 9.6 million of potentially dilutive shares, were anti-dilutive during these periods, due to the net loss incurred. Also, the Company has capped call provisions in place on our 3.75% convertible notes due 2042, which provide a hedge against economic dilution, but not against diluted share count under generally accepted accounting principles, up to an average stock price of approximately $65.00 through March 2016.

Note 6 - Restructuring and Other Related Charges

Company-wide Reorganization Program

The Company continues to make payments in connection with its Company-wide Reorganization Program (the “CWR Program”), primarily related to certain severance amounts and its relocation of the corporate office. As of September 30, 2013, the Company has made cumulative payments of approximately $3.2 million of severance and other employee-related costs for the CWR Program.  The Company had liabilities related to the CWR Program of approximately $8.5 million at December 31, 2012, with utilization of approximately $2.3 million in the nine months ended September 30, 2013. The remaining liabilities pursuant to the CWR Program of $6.2 million at September 30, 2013, represent amounts not yet paid relating to actions taken in connection with the CWR Program (primarily lease termination costs) and will be settled as these matters are finalized.

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

On July 29, 2013, a complaint entitled James D. “Buddy” Caldwell, Attorney General, ex rel. State of Louisiana v. Abbott Laboratories, Inc., et al., No. 603091, was served on Omnicare. The initial complaint was first filed against Abbott on June 30, 2011. Omnicare and other defendants were added on July 9, 2013. The complaint was brought by the Louisiana Attorney General alleging certain activities in connection with agreements Omnicare had with Abbott, the manufacturer of the pharmaceutical Depakote, violated the Louisiana Medical Assistance Program Integrity Laws and Unfair Trade Practices Act. On August 27, 2013, the Company removed this action to the United States District Court for the Middle District of Louisiana. On September 26, 2013, the State moved to remand the case to state court. The Company has opposed that motion. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The U.S. Department of Justice has notified the court that it has declined to intervene in this action. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The action alleges civil violations of the federal False Claims Act and analogous Illinois law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. On September 16, 2013, the Company filed a motion to dismiss Relator’s claims. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver, et al. v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the Court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it declined to intervene in this action. On August 30, 2013, the Company filed a motion to dismiss Relator’s claims. On October 22, 2013, as part of the agreement in principle to settle the claims alleged in the Gale complaint as described below, the Company agreed with the relator to settle certain federal claims alleged in the Silver complaint.  The remaining claims are still the subject of the Company’s motion to dismiss. The Company believes that the remaining allegations are without merit and intends to vigorously defend itself in this action.

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

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the Court on June 9, 2011 after the U.S. Department of Justice notified the Court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the "most favored customer" pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the Court granted in part and denied in part the Company's motion to dismiss. On October 22, 2013 the Company reached an agreement in principle, without admitting liability, with the relator, pursuant to which the Company will pay $120 million, plus attorneys’ fees, to settle the relator’s claims, as well as certain claims raised in the Silver complaint described above.  This agreement in principle is subject to approval of the U.S. Department of Justice and execution of definitive settlement documentation.  The Company recorded a provision equal to the settlement amount and an estimate of legal fees in its financial results for the three and nine months ended September 30, 2013. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

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

On October 29, 2010, a qui tam complaint entitled United States ex rel. Banigan and Templin, et al. v. Organon USA, Inc., Omnicare, Inc. and Pharmerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the Court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon's drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it has declined to intervene in this action. The Court denied the Company's motion to dismiss on June 1, 2012. Discovery is ongoing in this matter. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

The U.S. Department of Justice, through the U.S. Attorney's Office for the District of South Carolina, is investigating whether the Company's activities in connection with agreements it had with the manufacturer of the pharmaceutical Aranesp violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

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

On March 22, 2013, a qui tam complaint entitled United States ex rel. Susan Ruscher, et al. v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company's practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the Court that it has declined to intervene in this action at this time. On September 6, 2013 Relator filed a Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against certain current and former members of the Board and certain former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the Court entered an order denying defendants' motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants' motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff's motion on the grounds that the appeal was premature. The individual defendants have denied all allegations of wrongdoing. On August 8, 2013, the parties entered into a definitive agreement to settle the claims asserted by plaintiff. The settlement, which is subject to court approval, would provide for, among other things: (i) the release by plaintiff and the Company of all claims that have been or could have been asserted against the individual defendants arising out of or relating to the subject matter of the action; (ii) an explicit disclaimer of wrongdoing or liability on the part of the individual defendants; and (iii) the adoption or continuation by the Company of certain corporate governance measures, as well as the creation of a settlement fund, funded by insurance proceeds in the amount of $16.7 million (less plaintiff's reasonable attorney fees), to be used by the Company over four years following the effective date of the settlement to implement, among other things, such corporate governance measures. On October 28, 2013 the Court will hold a hearing to determine whether to approve the settlement.

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

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, that was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the Court granted the Company's motion with prejudice as to the Relator and without prejudice as to the United States. Relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the Court denied Relator's motion to reconsider. On November 16, 2012, Relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District Court's denial of the motion to reconsider and granting of the Company's motion to dismiss. The parties have submitted briefs to the Court of Appeals and the matter has been scheduled for oral argument on December 10, 2013. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company's public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company's business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court's dismissal, dismissing plaintiff's claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs' motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare's policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare's acquisitions, Omnicare's contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss plaintiffs' most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.  On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of Plaintiff's complaint.  On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc.  The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013 the Company filed a petition for writ of certiorari in the United States Supreme Court.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., and Fragnoli v. Hutton, et al., were filed in Kentucky State court against certain current and former members of Omnicare's board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company's alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the HOD Carriers federal securities litigation.   The Isak and Fragnoli cases were subsequently consolidated under Case No. 06-CI-00389 and given the caption In re Omnicare, Inc. Derivative Litigation.  The plaintiffs’ amended complaint sought, among other things, damages, restitution and injunctive relief.  The individual defendants have denied all allegations of wrongdoing.  In 2007, the individual defendants moved to dismiss the plaintiffs’ amended complaint in its entirety.  Following briefing, a hearing on that motion was held on August 21, 2007.  The motion remains pending.  On October 7, 2013, the parties entered into a definitive agreement to settle the claims asserted by plaintiffs. The settlement, which is subject to court approval, would provide for, among other things, the release by the plaintiffs and the Company of all claims that have been or could have been asserted against the individual defendants arising out of or relating to the subject matter of the action and an explicit disclaimer of wrongdoing or liability on the part of the individual defendants.  The terms of the proposed settlement are described in the Notice of Pendency and Proposed Settlement of Shareholder Derivative Litigation, which is attached hereto as Exhibit 99.1.  On December 2, 2013 the Court will hold a hearing to determine whether to approve the settlement.

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

The three and nine months ended September 30, 2013 included charges of $143.5 million and $169.6 million, respectively, and approximately $4.9 million and $38.2 million for the three and nine months ended September 30, 2012, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income (Loss), primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income (Loss).

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

The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. With respect to violations of the False Claims Act, treble damages and/or additional penalties per claim will apply. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

	For the three months ended September 30,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,219,994	$360,847	$160	$1,581,001
Depreciation and amortization expense	(19,642)	(1,176)	(14,955)	(35,773)
Settlement, litigation and other related charges	(143,484)	—	—	(143,484)
Other charges	(10,764)	—	(50,868)	(61,632)
Operating income (loss)	6,213	29,758	(91,828)	(55,857)
2012:
Net sales	$1,218,282	$280,036	$3,030	$1,501,348
Depreciation and amortization expense	(19,447)	(2,278)	(12,604)	(34,329)
Settlement, litigation and other related charges	(4,931)	—	—	(4,931)
Other charges	7,455	—	(12,491)	(5,036)
Operating income (loss)	165,180	24,879	(56,328)	133,731

	For the nine months ended September 30,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$3,646,081	$1,028,490	$1,330	$4,675,901
Depreciation and amortization expense	(59,070)	(3,433)	(42,318)	(104,821)
Settlement, litigation and other related charges	(169,615)	—	—	(169,615)
Other charges	(44,065)	—	(52,841)	(96,906)
Operating income (loss)	273,994	90,610	(187,678)	176,926
2012:
Net sales	$3,822,571	$798,200	$9,672	$4,630,443
Depreciation and amortization expense	(57,225)	(6,748)	(37,660)	(101,633)
Settlement, litigation and other related charges	(38,027)	(200)	—	(38,227)
Other charges	(3,674)	—	(62,083)	(65,757)
Operating income (loss)	440,102	72,557	(188,010)	324,649

Note 9 - Guarantor Subsidiaries

The Company’s 7.75% Senior Subordinated Notes due 2020, 3.75% Convertible Senior Subordinated Notes due 2025, 3.75% Convertible Senior Subordinated Notes due 2042 and the 3.50% Convertible Senior Subordinated Notes, due 2044 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor Subsidiaries as of September 30, 2013 and December 31, 2012 for the balance sheets, as well as the three and nine months ended September 30, 2013 and 2012 for the statements of comprehensive income (loss) and the statements of cash flows for the nine months ended September 30, 2013 and 2012.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,550,628	$30,373	$—	$1,581,001
Cost of sales	—	1,193,518	17,665	—	1,211,183
Gross profit	—	357,110	12,708	—	369,818
Selling, general and administrative expenses	1,504	189,532	4,346	—	195,382
Provision for doubtful accounts	—	24,699	478	—	25,177
Settlement, litigation and other related charges	—	143,484	—	—	143,484
Other charges	—	54,361	7,271	—	61,632
Operating income (loss)	(1,504)	(54,966)	613	—	(55,857)
Interest expense, net of investment income	(34,583)	(341)	2	—	(34,922)
Income (loss) before income taxes	(36,087)	(55,307)	615	—	(90,779)
Income tax (benefit) expense	(14,190)	(13,390)	3,110	—	(24,470)
Equity of net income of subsidiaries	(44,412)	—	—	44,412	—
Net income (loss)	$(66,309)	$(41,917)	$(2,495)	$44,412	$(66,309)
Comprehensive income (loss)	$(66,305)	$(41,917)	$(2,495)	$44,412	$(66,305)
2012:
Net sales	$—	$1,467,240	$34,108	$—	$1,501,348
Cost of sales	—	1,108,650	21,403	—	1,130,053
Gross profit	—	358,590	12,705	—	371,295
Selling, general and administrative expenses	988	196,993	5,569	—	203,550
Provision for doubtful accounts	—	23,591	456	—	24,047
Settlement, litigation and other related charges	—	4,931	—	—	4,931
Other charges	—	14,951	(9,915)	—	5,036
Operating income (loss)	(988)	118,124	16,595	—	133,731
Interest expense, net of investment income	(37,625)	(1,359)	(52)	—	(39,036)
Income (loss) before income taxes	(38,613)	116,765	16,543	—	94,695
Income tax (benefit) expense	(15,116)	45,717	2,669	—	33,270
Equity of net income of subsidiaries	84,922	—	—	(84,922)	—
Net income	$61,425	$71,048	$13,874	$(84,922)	$61,425
Comprehensive income	$63,354	$71,048	$15,801	$(86,849)	$63,354

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the nine months ended September 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$4,579,718	$96,183	$—	$4,675,901
Cost of sales	—	3,501,068	55,741	—	3,556,809
Gross profit	—	1,078,650	40,442	—	1,119,092
Selling, general and administrative expenses	3,696	582,512	14,688	—	600,896
Provision for doubtful accounts	—	73,301	1,448	—	74,749
Settlement, litigation and other related charges	—	169,615	—	—	169,615
Other charges	—	89,635	7,271	—	96,906
Operating income (loss)	(3,696)	163,587	17,035	—	176,926
Interest expense, net of investment income	(92,757)	(884)	(364)	—	(94,005)
Income (loss) before income taxes	(96,453)	162,703	16,671	—	82,921
Income tax (benefit) expense	(37,395)	70,770	9,282	—	42,657
Equity of net income of subsidiaries	99,322	—	—	(99,322)	—
Net income	$40,264	$91,933	$7,389	$(99,322)	$40,264
Comprehensive income	$40,170	$91,933	$7,389	$(99,322)	$40,170
2012:
Net sales	$—	$4,525,967	$104,476	$—	$4,630,443
Cost of sales	—	3,456,366	67,336	—	3,523,702
Gross profit	—	1,069,601	37,140	—	1,106,741
Selling, general and administrative expenses	3,110	586,237	16,205	—	605,552
Provision for doubtful accounts	—	71,176	1,380	—	72,556
Settlement, litigation and other related charges	—	38,227	—	—	38,227
Other charges	35,092	34,677	(4,012)	—	65,757
Operating income (loss)	(38,202)	339,284	23,567	—	324,649
Interest expense, net of investment income	(103,146)	(1,897)	(401)	—	(105,444)
Income (loss) from continuing operations before income taxes	(141,348)	337,387	23,166	—	219,205
Income tax (benefit) expense	(54,772)	130,624	7,497	—	83,349
Equity of net income of subsidiaries	222,432	—	—	(222,432)	—
Net income	$135,856	$206,763	$15,669	$(222,432)	$135,856
Comprehensive income	$136,518	$206,763	$17,053	$(223,816)	$136,518

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$428,003	$64,975	$12,709	$—	$505,687
Restricted cash	—	5	—	—	5
Accounts receivable, net (including intercompany)	—	736,423	312,572	(307,942)	741,053
Inventories	—	414,238	7,561	—	421,799
Deferred income tax benefits, net-current	—	98,294	—	(205)	98,089
Other current assets	2,683	287,807	21,736	—	312,226
Total current assets	430,686	1,601,742	354,578	(308,147)	2,078,859
Properties and equipment, net	—	305,542	4,683	—	310,225
Goodwill	—	4,224,637	28,824	—	4,253,461
Identifiable intangible assets, net	—	163,718	2,387	—	166,105
Other noncurrent assets	47,654	59,200	22	—	106,876
Investment in subsidiaries	5,194,188	—	—	(5,194,188)	—
Total assets	$5,672,528	$6,354,839	$390,494	$(5,502,335)	$6,915,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$584,220	$820,997	$26,725	$(307,942)	$1,124,000
Long-term debt, notes and convertible debentures	1,411,458	15,014	—	—	1,426,472
Deferred income tax liabilities	350,629	617,369	15,207	(205)	983,000
Other noncurrent liabilities	—	54,183	1,650	—	55,833
Stockholders' equity	3,326,221	4,847,276	346,912	(5,194,188)	3,326,221
Total liabilities and stockholders' equity	$5,672,528	$6,354,839	$390,494	$(5,502,335)	$6,915,526
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$58,312	$12,227	$—	$454,213
Restricted cash	—	1,066	—	—	1,066
Accounts receivable, net (including intercompany)	—	849,753	197,370	(190,071)	857,052
Inventories	—	379,448	6,250	—	385,698
Deferred income tax benefits, net-current	—	137,736	—	(1,550)	136,186
Other current assets	1,765	248,833	14,871	(10,825)	254,644
Total current assets	385,439	1,675,148	230,718	(202,446)	2,088,859
Properties and equipment, net	—	276,056	6,604	—	282,660
Goodwill	—	4,219,900	37,059	—	4,256,959
Identifiable intangible assets, net	—	193,852	3,021	—	196,873
Other noncurrent assets	75,336	93,508	11,382	(16,313)	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$587,025	$35,431	$(200,896)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	17,223	5,000	(5,000)	2,030,030
Deferred income tax liabilities	335,504	559,405	21,301	(1,550)	914,660
Other noncurrent liabilities	—	68,161	—	(11,313)	56,848
Stockholders' equity	3,505,712	5,226,650	227,052	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,519)	$505,815	$(8,631)	$454,665
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(3,798)	—	(3,798)
Divestiture of businesses, net	—	675	10,408	11,083
Capital expenditures	—	(72,832)	(1,295)	(74,127)
Other	(227)	668	—	441
Net cash flows (used in) from investing activities	(227)	(75,287)	9,113	(66,401)
Cash flows from financing activities:
Payments on terms loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(190,403)	—	—	(190,403)
Fees paid for financing activities	(4,851)	—	—	(4,851)
Decrease in cash overdraft balance	(10,232)	(1,258)	—	(11,490)
Payments for Omnicare common stock repurchase	(91,259)	—	—	(91,259)
Dividends paid	(43,011)	—	—	(43,011)
Other	442,769	(422,607)	—	20,162
Net cash flows from (used in) financing activities	87,075	(423,865)	—	(336,790)
Net increase in cash and cash equivalents	44,329	6,663	482	51,474
Cash and cash equivalents at beginning of period	383,674	58,312	12,227	454,213
Cash and cash equivalents at end of period	$428,003	$64,975	$12,709	$505,687
2012:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(43,685)	$457,344	$3,244	$416,903
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(34,411)	—	(34,411)
Divestiture of business, net	—	19,207	—	19,207
Marketable Securities	(25,000)	—	—	(25,000)
Capital expenditures	—	(69,486)	(1,947)	(71,433)
Other	—	850	498	1,348
Net cash flows used in investing activities	(25,000)	(83,840)	(1,449)	(110,289)
Cash flows from financing activities:
Payments on term loans	(19,375)	—	—	(19,375)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(452,302)	—	—	(452,302)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(110,919)	—	—	(110,919)
Dividends paid	(30,765)	—	—	(30,765)
Other	396,155	(398,374)	(762)	(2,981)
Net cash flows from (used in) financing activities	159,668	(398,374)	(762)	(239,468)
Net increase (decrease) in cash and cash equivalents	90,983	(24,870)	1,033	67,146
Cash and cash equivalents at beginning of period	460,253	101,786	18,223	580,262
Cash and cash equivalents at end of period	$551,236	$76,916	$19,256	$647,408

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% convertible senior debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor Subsidiaries as of September 30, 2013 and December 31, 2012 for the balance sheets, as well as the three and nine months ended September 30, 2013 and 2012 for the statements of comprehensive income (loss) and the statements of cash flows for the nine months ended September 30, 2013 and 2012.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,581,001	$—	$1,581,001
Cost of sales	—	—	1,211,183	—	1,211,183
Gross profit	—	—	369,818	—	369,818
Selling, general and administrative expenses	1,504	417	193,461	—	195,382
Provision for doubtful accounts	—	—	25,177	—	25,177
Settlement, litigation and other related charges	—	—	143,484	—	143,484
Other charges	—	—	61,632	—	61,632
Operating income (loss)	(1,504)	(417)	(53,936)	—	(55,857)
Interest expense, net of investment income	(34,583)	—	(339)	—	(34,922)
Income (loss) before income taxes	(36,087)	(417)	(54,275)	—	(90,779)
Income tax (benefit) expense	(14,190)	(164)	(10,116)	—	(24,470)
Equity of net income of subsidiaries	(44,412)	—	—	44,412	—
Net income (loss)	$(66,309)	$(253)	$(44,159)	$44,412	$(66,309)
Comprehensive income (loss)	$(66,305)	$(253)	$(44,159)	$44,412	$(66,305)
2012:
Net sales	$—	$—	$1,501,348	$—	$1,501,348
Cost of sales	—	—	1,130,053	—	1,130,053
Gross profit	—	—	371,295	—	371,295
Selling, general and administrative expenses	988	364	202,198	—	203,550
Provision for doubtful accounts	—	—	24,047	—	24,047
Settlement, litigation and other related charges	—	—	4,931	—	4,931
Other charges	—	—	5,036	—	5,036
Operating income (loss)	(988)	(364)	135,083	—	133,731
Interest expense, net of investment income	(37,625)	—	(1,411)	—	(39,036)
Income (loss) before income taxes	(38,613)	(364)	133,672	—	94,695
Income tax (benefit) expense	(15,116)	(142)	48,528	—	33,270
Equity of net income of subsidiaries	84,922	—	—	(84,922)	—
Net income (loss)	$61,425	$(222)	$85,144	$(84,922)	$61,425
Comprehensive income (loss)	$63,354	$(222)	$87,071	$(86,849)	$63,354

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the nine months ended September 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$4,675,901	$—	$4,675,901
Cost of sales	—	—	3,556,809	—	3,556,809
Gross profit	—	—	1,119,092	—	1,119,092
Selling, general and administrative expenses	3,696	1,233	595,967	—	600,896
Provision for doubtful accounts	—	—	74,749	—	74,749
Settlement, litigation and other related charges	—	—	169,615	—	169,615
Other charges	—	—	96,906	—	96,906
Operating income (loss)	(3,696)	(1,233)	181,855	—	176,926
Interest expense, net of investment income	(92,757)	—	(1,248)	—	(94,005)
Income (loss) before income taxes	(96,453)	(1,233)	180,607	—	82,921
Income tax (benefit) expense	(37,395)	(478)	80,530	—	42,657
Equity of net income of subsidiaries	99,322	—	—	(99,322)	—
Net income (loss)	$40,264	$(755)	$100,077	$(99,322)	$40,264
Comprehensive income (loss)	$40,170	$(755)	$100,077	$(99,322)	$40,170
2012:
Net sales	$—	$—	$4,630,443	$—	$4,630,443
Cost of sales	—	—	3,523,702	—	3,523,702
Gross profit	—	—	1,106,741	—	1,106,741
Selling, general and administrative expenses	3,110	1,032	601,410	—	605,552
Provision for doubtful accounts	—	—	72,556	—	72,556
Settlement, litigation and other related charges	—	—	38,227	—	38,227
Other charges	35,092	—	30,665	—	65,757
Operating income (loss)	(38,202)	(1,032)	363,883	—	324,649
Interest expense, net of investment income	(103,146)	—	(2,298)	—	(105,444)
Income (loss) before income taxes	(141,348)	(1,032)	361,585	—	219,205
Income tax (benefit) expense	(54,772)	(400)	138,521	—	83,349
Equity of net income of subsidiaries	222,432	—	—	(222,432)	—
Net income (loss)	$135,856	$(632)	$223,064	$(222,432)	135,856
Comprehensive income (loss)	$136,518	$(632)	$224,448	$(223,816)	$136,518

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$428,003	$—	$77,684	$—	$505,687
Restricted cash	—	—	5	—	5
Accounts receivable, net (including intercompany)	—	190	741,053	(190)	741,053
Inventories	—	—	421,799	—	421,799
Deferred income tax benefits, net-current	—	—	98,089	—	98,089
Other current assets	2,683	—	309,543	—	312,226
Total current assets	430,686	190	1,648,173	(190)	2,078,859
Properties and equipment, net	—	20	310,205	—	310,225
Goodwill	—	—	4,253,461	—	4,253,461
Identifiable intangible assets, net	—	—	166,105	—	166,105
Other noncurrent assets	47,654	20	59,202	—	106,876
Investment in subsidiaries	5,194,188	—	—	(5,194,188)	—
Total assets	$5,672,528	$230	$6,437,146	$(5,194,378)	$6,915,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$584,220	$—	$539,970	$(190)	$1,124,000
Long-term debt, notes and convertible debentures	1,411,458	—	15,014	—	1,426,472
Deferred income tax liabilities	350,629	—	632,371	—	983,000
Other noncurrent liabilities	—	—	55,833	—	55,833
Stockholders' equity	3,326,221	230	5,193,958	(5,194,188)	3,326,221
Total liabilities and stockholders' equity	$5,672,528	$230	$6,437,146	$(5,194,378)	$6,915,526
As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$—	$70,539	$—	$454,213
Restricted cash	—	—	1,066	—	1,066
Accounts receivable, net (including intercompany)	—	204	857,052	(204)	857,052
Inventories	—	—	385,698	—	385,698
Deferred income tax benefits, net-current	—	—	137,736	(1,550)	136,186
Other current assets	1,765	—	252,879	—	254,644
Total current assets	385,439	204	1,704,970	(1,754)	2,088,859
Properties and equipment, net	—	22	282,638	—	282,660
Goodwill	—	—	4,256,959	—	4,256,959
Identifiable intangible assets, net	—	—	196,873	—	196,873
Other noncurrent assets	75,336	19	88,558	—	163,913
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Total assets	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$60,454	$54	$421,710	$(204)	$482,014
Long-term debt, notes and convertible debentures	2,012,807	—	17,223	—	2,030,030
Deferred income tax liabilities	335,504	—	580,706	(1,550)	914,660
Other noncurrent liabilities	—	—	56,848	—	56,848
Stockholders' equity	3,505,712	191	5,453,511	(5,453,702)	3,505,712
Total liabilities and stockholders' equity	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Nine months ended September 30,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,519)	$—	$497,184	$454,665
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(3,798)	(3,798)
Disposition of businesses	—	—	11,083	11,083
Capital expenditures	—	—	(74,127)	(74,127)
Other	(227)	—	668	441
Net cash flows used in investing activities	(227)	—	(66,174)	(66,401)
Cash flows from financing activities:
Payments on terms loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(190,403)	—	—	(190,403)
Fees paid for financing activities	(4,851)	—	—	(4,851)
Decrease in cash overdraft balance	(10,232)	—	(1,258)	(11,490)
Payments for Omnicare common stock repurchase	(91,259)	—	—	(91,259)
Dividends paid	(43,011)	—	—	(43,011)
Other	442,769	—	(422,607)	20,162
Net cash flows from (used in) financing activities	87,075	—	(423,865)	(336,790)
Net increase in cash and cash equivalents	44,329	—	7,145	51,474
Cash and cash equivalents at beginning of period	383,674	—	70,539	454,213
Cash and cash equivalents at end of period	$428,003	$—	$77,684	$505,687
2012:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(43,685)	$—	$460,588	$416,903
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(34,411)	(34,411)
Divestiture of business, net	—	—	19,207	19,207
Marketable securities	(25,000)	—	—	(25,000)
Capital expenditures	—	—	(71,433)	(71,433)
Other	—	—	1,348	1,348
Net cash flows used in investing activities	(25,000)	—	(85,289)	(110,289)
Cash flows from financing activities:
Payments on term loans	(19,375)	—	—	(19,375)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(452,302)	—	—	(452,302)
Capped call transaction	(48,126)	—	—	(48,126)
Payments for Omnicare common stock repurchases	(110,919)	—	—	(110,919)
Dividends paid	(30,765)	—	—	(30,765)
Other	396,155	—	(399,136)	(2,981)
Net cash flows from (used in) financing activities	159,668	—	(399,136)	(239,468)
Net increase (decrease) in cash and cash equivalents	90,983	—	(23,837)	67,146
Cash and cash equivalents at beginning of period	460,253	—	120,009	580,262
Cash and cash equivalents at end of period	$551,236	$—	$96,172	$647,408

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

Through LTC, Omnicare operates the nation's largest institutional pharmacy business, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, Omnicare believes the Company has unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of the Company's operations has also provided Omnicare the opportunity to make investments in proprietary automation technology to reduce its dispensing costs while improving the accuracy and consistency of its service delivery. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers including hospice care agencies. In light of a customer mix that is heavily penetrated in the senior citizen market, Omnicare has a high level of insight into geriatric pharmaceutical care. At September 30, 2013, LTC provided pharmacy services in 47 states in the United States as well as the District of Columbia. LTC served approximately 971 thousand beds and dispensed approximately 29.4 million prescriptions in the third quarter of 2013.

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

In the first nine months of 2013, SCG continued its strong financial performance primarily attributable to higher than expected drug price inflation and strong script levels within the Company's specialty pharmacy platform. Further, the year-over-year benefit from generic drugs launched in 2012 has served to offset the payor-driven reimbursement reductions within the LTC business.

Further, the third quarter showed positive sequential net bed growth in LTC. Also, in 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business which were not considered significant to the operations of Omnicare. The Company continues to evaluate certain non-core operations for alignment with the Company's long-term strategy. The Company may determine some of these operations no longer fit within this strategy and may look to dispose of additional assets in the future.

During the third quarter of 2013, the Company completed refinancing activities which enhanced the Company's financial flexibility. The refinancing activities consisted of Omnicare entering into separate, privately negotiated exchange agreements under which the Company retired approximately $180.46 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for its issuance of $424.25 million in aggregate principal amount of new 3.50% Convertible Senior Subordinated Notes due 2044 (the "2044 Notes"). The Company also entered into separate, privately negotiated purchase agreements to repurchase approximately $5.15 million in aggregate principal amount of its outstanding 2025 notes and $150 million in aggregate principal amount of its outstanding 7.75% Senior Subordinated Notes due 2020 (the "2020 Notes"). In connection with the repurchase of the 2020 Notes, the Company terminated the applicable swap agreements.

In the third quarter of 2013, the Company settled its Accelerated Share Repurchase Agreement with J.P. Morgan Securities, LLC as agent for JPMorgan Chase Bank, National Association, London Branch, with the Company receiving approximately 0.4 million shares of the Company's common stock and $19.0 million in cash. Also, in the second quarter of 2013, the Company settled its Accelerated Share Repurchase Agreement with Goldman, Sachs & Co., with the Company receiving approximately 0.6 million shares of the Company's common stock.

On October 22, 2013, the Company reached an agreement in principle with the Relator, without admitting liability, to settle the Gale litigation and certain claims in the Silver litigation which is described more fully in the "Commitments and Contingencies" note of the Notes to Consolidated Financial Statements. The Company recorded a settlement charge of $120 million plus attorneys' fees in the three and nine months ended September 30, 2013.

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

Beginning January 1, 2013, institutional pharmacies are required to dispense branded oral-solid drugs to nursing home residents that are covered under Medicare Part D in 14-day increments. As a result of this new requirement, we dispensed approximately 1,924,000 additional scripts in the first nine months of 2013. Although we received additional dispensing fees for this increased activity, we also incurred greater costs, which generally offset the impact of the additional fees.

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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2013

The following summary table presents consolidated financial information and results of operations of Omnicare as well as Adjusted operating income and Adjusted net income (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$1,581,001	$1,501,348	$4,675,901	$4,630,443
Operating income (loss)	(55,857)	133,731	176,926	324,649
Adjusted operating income (a)	149,259	143,698	443,447	428,633
Net income (loss)	(66,309)	61,425	40,264	135,856
Adjusted net income (a)	78,374	72,288	230,293	216,776

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

Net sales for the three and nine months ended September 30, 2013 were favorably impacted by the positive impact of drug price inflation and growth in SCG.  Partially offsetting these factors were reductions in reimbursement coupled with competitive pricing issues, the unfavorable net sales impact of the increased availability and utilization of generic drugs, a lower average number of beds served and reduced sales due to the disposition of certain assets, primarily the Company's medical supply services business. See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 23.4% and 23.9% in the three and nine months ended September 30, 2013, respectively, versus 24.7% and 23.9%, respectively, in the comparable prior year periods.  Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Favorably impacting gross profit dollars was the increased availability and utilization of higher margin generic drugs (which had a more favorable effect on the nine month period due to the timing of generic conversions in 2012), cost reduction and productivity improvement initiatives, lower payroll and employee benefit costs, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment.

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.4% and 12.9% in the three and nine months ended September 30, 2013, respectively, versus 13.6% and 13.1%, respectively, in the comparable prior year periods.  Operating expenses were favorably impacted by the continued progress in lowering operating expenses through the Company's non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in the Company's medical supply services business. Partially offsetting these factors was increased depreciation expense for assets related to Omnicare's initiatives to improve its infrastructure and customer service. Also, negatively impacting the percentage is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income, was lower in the three and nine months ended September 30, 2013 than the prior-year periods primarily due to the refinancing activities completed in 2013 and 2012.

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges, including a litigation settlement charge recognized in 2013.   The year over year change in the effective tax rate is primarily due to certain non-deductible charges related to the disposition of businesses and the 2013 settlement charge.

Long-Term Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$1,219,994	$1,218,282	$3,646,081	$3,822,571
Operating income	$6,213	$165,180	$273,994	$440,102
Beds served (at end of period)	971	980	971	980
Scripts dispensed	29,399	29,414	88,857	89,468

LTC net sales were unfavorably impacted by reductions in reimbursement coupled with competitive pricing issues related to the Company's facilities contracts, a lower average number of beds served as well as reduction in sales due to the disposition of certain assets, primarily in the Company's medical supply services business which was partially offset by drug price inflation. Also unfavorably impacting net sales was the increased availability and utilization of generic drugs which had a more adverse effect on the nine month period due to the timing of generic conversions in 2012. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to LTC's customers, which also reduces sales. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC's net sales.

Operating income in 2013 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", further discussed in the "Special Items" section of this MD&A. Operating income was favorably impacted largely by the increased availability and utilization of higher margin generic drugs (which had a more favorable effect on the nine month period due to the timing of generic conversions in 2012), cost reduction and productivity improvement initiatives, lower payroll and employee benefit costs, as well as the favorable dollar effect of drug price inflation.

Specialty Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$360,847	$280,036	$1,028,490	$798,200
Operating income	$29,758	$24,879	$90,610	$72,557

SCG net sales were positively impacted primarily by increased volume in programs with drug manufacturers coupled with higher prescription volumes and drug price inflation in our specialty pharmacy business.  Favorable drug utilization was driven primarily by growth in the Company's multiple sclerosis and oncology therapies.

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

Restructuring and Other Related Charges

See discussion under the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances investors' understanding of how management assesses the performance of the Company's businesses. Management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and nine months ended September 30, 2013 and 2012 included the Special Items presented in the table below, which also contains a reconciliation of the Company's non-GAAP amounts to their most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Settlement, litigation and other related charges (i)	$143,484	$4,931	$169,615	$38,227
Other charges (ii)	61,632	5,036	96,906	65,757
Subtotal - operating expense Special Items	205,116	9,967	266,521	103,984
Amortization of discount on convertible notes (iii)	6,218	5,839	18,474	18,118
Debt redemption costs - net (iii)	4,784	8,270	4,784	12,363
Total - Special Items	$216,118	$24,076	$289,779	$134,465
Total - Special items after tax (iv)	$144,683	$10,863	$190,029	$80,920

Operating income (loss)	$(55,857)	$133,731	$176,926	$324,649
Operating expense Special Items	205,116	9,967	266,521	103,984
Adjusted operating income	$149,259	$143,698	$443,447	$428,633

Net income (loss)	$(66,309)	$61,425	$40,264	$135,856
Total Special Items - after tax	144,683	10,863	190,029	80,920
Adjusted income	$78,374	$72,288	$230,293	$216,776

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	The Company recorded non-cash interest expense from the amortization of debt discount on its convertible notes.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2013 were $505.7 million compared with $455.3 million at December 31, 2012 (including restricted cash amounts).

The Company generated positive net cash flows from operating activities of $454.7 million during the nine months ended September 30, 2013, compared with net cash flows from operating activities totaling $416.9 million during the nine months ended September 30, 2012.  Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in accounts receivable and accounts payable, which was partially offset by the year-over-year change in inventory.  Also, the 2013 and 2012 periods included litigation settlement payments of $20 million and $50 million, respectively. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of the Company’s convertible debentures and notes, which resulted in a net increase in the Company’s deferred tax liabilities during the nine months ended September 30, 2013 and 2012 of $21.2 million and $12.2 million, respectively ($184.8 million cumulative, the recorded deferred tax liability, as of September 30, 2013).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash used in investing activities was $66.4 million and $110.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Acquisitions of businesses, primarily funded by operating cash flows, required outlays of $3.8 million in the first nine months of 2013, compared to $34.4 million in the prior year period. Omnicare’s capital expenditures were $74.1 million for the first nine months of 2013 versus $71.4 million in the same prior year period. These amounts primarily relate to investment in information technology systems, related to the Company's ongoing investment in the business to improve operations and customer service. Also, the 2013 and 2012 periods include approximately $11.1 million and $19.2 million, respectively, the Company received for the divestiture of certain assets.

Net cash used in financing activities was $336.8 million for the nine months ended September 30, 2013 as compared to $239.5 million for the comparable prior year period.  Pursuant to the JP ASR, the Company made a $100 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The JP ASR was settled with approximately 0.4 million additional shares of the Company's common stock and $19.0 million in cash, each delivered by JPMorgan to the Company during the three months ended September 30, 2013. In the nine months ended September 30, 2013, the Company repurchased approximately 2.5 million shares through authorized share repurchase programs (including shares purchased pursuant to the JP ASR and the GS ASR) at an aggregate cost of approximately $91.3 million, versus approximately 3.4 million shares at an aggregate cost of approximately $111 million in the nine months ended September 30, 2012. The Company had approximately $129 million of share repurchase authority remaining as of September 30, 2013.

On August 23, 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired approximately $180.46 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $424.25 million in aggregate principal amount of new 2044 Notes. Also, in the nine months ended September 30, 2013, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5.15 million in aggregate principal amount of its outstanding 2025 notes and $150 million in aggregate principal amount of its outstanding 2020 Notes. The 2012 period includes the Company's 2012 refinancing activities, including (i) the Company amending and restating its senior unsecured credit agreement consisting of a $300 million five-year unsecured revolving credit facility and a $425 million five-year unsecured term loan facility, (ii) and the Company's 2012 debt exchange where it retired approximately $256.9 million of 3.75% convertible senior subordinated notes, due 2025 in exchange for its issuance of $390 million of new 3.75% convertible senior subordinated notes, due 2042 and (iii) the Company's redemption of $25 million of its outstanding 3.25% convertible senior debentures, due 2035.

At September 30, 2013, there were no outstanding borrowings on the Company's revolving credit facility and $404 million outstanding on the term loan.

On September 12, 2013, the Company’s Board of Directors declared a quarterly cash dividend of 14 cents per common share, for an indicated annual rate of 56 cents per common share for 2013, which is 33.3% higher than the 42 cents per share in dividends paid during 2012.  Further, aggregate dividends paid of $43.0 million during the nine months ended September 30, 2013 were greater than those paid in the comparable prior year period by approximately $12.2 million.

There were no known material commitments and contingencies outstanding at September 30, 2013, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments and indemnification payments; separation payments; as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes the Company’s aggregate contractual obligations as of September 30, 2013, the nature of which is described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2012 Annual Report, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,522,917	$888,667	$42,500	$340,000	$1,251,750
Capital lease obligations	22,594	7,580	11,410	3,604	—
Operating lease obligations	100,328	23,998	39,986	18,233	18,111
Purchase obligations	37,501	29,190	4,802	3,509	—
Other current obligations	231,517	231,517	—	—	—
Other long-term obligations	48,365	—	34,705	3,315	10,345
Subtotal	2,963,222	1,180,952	133,403	368,661	1,280,206
Future interest costs relating to debt and capital lease obligations	1,643,550	89,098	176,765	168,502	1,209,185
Total contractual cash obligations	$4,606,772	$1,270,050	$310,168	$537,163	$2,489,391

As of September 30, 2013, the Company had approximately $8 million outstanding under standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements

A description of the Company’s Off-Balance Sheet Arrangements, for which there were no significant changes during the nine months ended September 30, 2013, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 of the 2012 Annual Report.

Critical Accounting Policies
The Company’s description of business and critical accounting policies are disclosed in the 2012 Annual Report.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of September 30, 2013 was $209.1 million, compared with $269.4 million at December 31, 2012.  The allowance for doubtful accounts represented 22.0% and 23.9% of gross accounts receivable (net of contractual allowance adjustments) as of September 30, 2013 and December 31, 2012, respectively.   Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of September 30, 2013 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $9.5 million.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $404 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.93% at September 30, 2013 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.0 million per year). The Company has entered into swap agreements on all $400 million aggregate principal amount outstanding of its 2020 Notes (the “7.75% Swap Agreements”). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%. The weighted average estimated LIBOR-based floating rate (including the 3.87% spread) was 4.24% at September 30, 2013 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $4.0 million per year). In addition, the Company has a bond portfolio comprised of high quality corporate bonds and government bonds which is managed by a third-party and had a fair value at September 30, 2013 of approximately $25.1 million (a 100 basis-point change in the interest rates of the entire portfolio would increase or decrease the fair value by approximately $0.3 million).

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of the Company’s repurchase of Omnicare, Inc. common stock during the quarter ended September 30, 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(c)
July 1 - 31, 2013	377	$55.59	377	$139,404
August 1 - 31, 2013	4	52.90	—	139,404
September 1 - 30, 2013	201	54.74	183	129,414
Total	582		560	$129,414

(a)
During the third quarter of 2013, the Company purchased 22 thousand shares of Omnicare common stock in connection with its employee benefit plans, including purchases associated with the forfeiture of shares to pay taxes upon vesting of restricted stock awards.  These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)
The average price paid per share reflects the cost for the Accelerated Share Repurchase ("JP ASR") agreement with JP Morgan of $100.0 million which was paid in May 2013. Upon settlement of the JP ASR in July 2013 the Company received $0.4 million additional shares of its common stock and $19.0 million in cash. Overall the average settlement price for the shares repurchased under the JP ASR was $47.67. See the "Significant Accounting Policies" note of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

(c)
The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through September 30, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	129,414

In the nine months ended September 30, 2013, the Company repurchased approximately 2.5 million shares through authorized share repurchase programs at an aggregate cost of approximately $91.3 million, for a cumulative amount of approximately 21.7 million shares repurchased at an aggregate cost of approximately $721 million since the inception of the programs outlined above. The Company had approximately $129.0 million of combined share repurchase authority remaining as of September 30, 2013, which expires on December 31, 2014.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
See Index of Exhibits.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.
                                                                 Registrant

Date:	October 23, 2013	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing, Filed Herewith or Furnished Herewith, as Indicated Below
(3.1)	Restated Certificate of Incorporation of Omnicare, Inc. (as amended)	Form 10-K March 27, 2003
(3.2)	Fourth Amended and Restated By-Laws of Omnicare, Inc.	Form 8-K February 22, 2011
(10.1)	Amended and Restated Employment Agreement between Omnicare, Inc. and John L. Workman, dated as of July 1, 2013**	Filed Herewith
(10.2)	Amended and Restated Employment Agreement between Omnicare, Inc. and Nitin Sahney, dated as of July 1, 2013**	Filed Herewith
(12)	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
(32.1)	Section 1350 Certification of Chief Executive Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(32.2)	Section 1350 Certification of Chief Financial Officer of Omnicare, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished Herewith
(99.1)	Notice of Pendency and Proposed Settlement of Shareholder Derivative Litigation	Filed Herewith
(101)
The following materials from the Omnicare, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Cash Flows and (iv) the Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

* A signed original of this written statement required by Section 906 has been provided to Omnicare, Inc. and will be retained by Omnicare, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
** Indicates management contract or compensatory arrangement.