Form 10-K
period 2013-12-31
OMNICARE INC
filed 2014-02-19
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2013) ($47.71 per share): $4,900,156,266

As of January 31, 2014, the registrant had 99,783,508 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be held May 22, 2014, are incorporated by reference into Part III of this report.  Definitive copies of Omnicare’s 2014 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2013 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. – BUSINESS

Background

Omnicare, Inc. ("Omnicare" or the "Company"), a corporation formed in 1981, is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses through two operating segments, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy and commercialization services for the biopharmaceutical industry. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes Omnicare provides to its customers. Omnicare services customers across the United States. Information regarding the Company's reportable segments is presented at the “Segment Information” note of the Notes to our 2013 Consolidated Financial Statements, included at Part II, Item 8, (the "Notes to the Consolidated Financial Statements") of this Annual Report on Form 10-K ("Annual Report").
In 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. The results from operations for all periods presented have been revised to reflect the results of these businesses as discontinued operations, including related expenses.

Long-Term Care Group

Omnicare operates the largest institutional pharmacy business in the United States as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2013, LTC provided our pharmacy services in the United States (“U.S.”) in 47 states and the District of Columbia. LTC comprised approximately 77% of the Company’s total net sales during the year ended December 31, 2013, and dispensed approximately 112.5 million prescriptions.

In addition to pharmaceutical distribution, we believe we provide value to our customers through our extensive clinical services, our customer-facing technology offerings and the speed at which we transition residents of our customers' facilities to lower-cost generic pharmaceuticals. With respect to our clinical services, we provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs (utilizing outcomes-based algorithm technology).  LTC also provides a suite of technology solutions based largely on our Omniview® web-based platform that is intended to improve the efficiency of our customers' operations through such tools as the electronic ordering of prescription refills, proof-of-delivery tracking, and real-time validation of Medicare Part D coverage, among others. LTC also provides a number of other products and services, including intravenous medications and nutrition products (infusion therapy products and services), respiratory therapy services, and clinical care planning.  We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.

Operating Model

We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents (by the facilities’ nursing staff for SNFs).  We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery, and for consultation with the facility's staff or attending physician. Our pharmacy infrastructure is primarily based on a "hub-and-spoke" network composed of 116 spoke pharmacies intended to primarily handle new prescription orders and 32 hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions (in addition to filling new prescription orders in their respective local markets). The use of automation within our pharmacies leverages our size and, we believe, distinguishes us from our competitors, by reducing our dispensing costs while improving our dispensing accuracy.

Upon receipt of a prescription order, the relevant resident information is entered into our computerized dispensing and billing systems.  At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity.  When required and/or specifically requested by the physician or patient, branded drugs are dispensed, and generic drugs are substituted in accordance with applicable state and federal laws as requested by the physician or patient.  Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-specific therapeutic interchange of more efficacious and/or safer drugs than those presently being prescribed.  See "The Omnicare Geriatric Pharmaceutical Care Guidelines®" below for further discussion.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines®

Supplementing the various clinical services Omnicare provides, we offer client facilities and their attending physicians a guide to pharmaceutical treatment of the elderly called the Omnicare Geriatric Pharmaceutical Care Guidelines® (“Omnicare Guidelines”).  We believe the Omnicare Guidelines is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly.  The Omnicare Guidelines ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness.  The Omnicare Guidelines takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population.  The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia, an academic institution recognized for its expertise in geriatric long-term care.  The Omnicare Guidelines is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature.  In addition, the Omnicare Guidelines provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines focuses on health benefits, rather than solely on cost, we believe that use of the Omnicare Guidelines assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill.  Accordingly, we believe that the development of and compliance with the Omnicare Guidelines is important in lowering costs for Omnicare’s payors. The Omnicare Guidelines is also integrated into our primary customer-facing technology platform, Omniview®.

Omniview®

The primary component of our customer-facing technology suite, Omniview®, provides our long term care facility customers with an innovative technological platform to improve efficiencies within their operations. Our broad-range of advanced technologies allow web-based access to electronic medical records, automated pharmacy billing, on-line medication refills and returns processing, census tracking, pre-admission medication assessment and access to the Omnicare Guidelines. Our MyOmniview web-portal is designed to address patients' and family member needs by allowing access to the patients' health records, billing information and pharmaceutical information. We also offer OmniviewDr as the physician-facing part of Omniview's technology portal, providing prescribers the ability to view patient health records, approve prescription refill requests, and view a comprehensive document library, among other time-saving and patient care-enhancing features.

Specialty Care Group

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our SCG services are largely centered on the specialty pharmaceutical market and revolve around four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. By integrating these services across SCG's platforms, we are able to provide our manufacturer clients one end-to-end solution for all of their needs. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer to market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we provide dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. SCG accounted for approximately 23% of the Company’s total net sales during the year ended December 31, 2013.

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

Customers

At December 31, 2013, LTC primarily serves long-term care institutions and other chronic care settings in 47 states in the U.S. and the District of Columbia.

SCG operates throughout the U.S., and serves a broad range of clients, including many of the major multi-national biopharmaceutical companies.

No single customer comprised more than 10% of consolidated revenues in 2013, 2012 or 2011.

Financial information with respect to our segments and geographic locations is presented at the “Segment Information” note of the Notes to Consolidated Financial Statements.

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

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  At December 31, 2013, we had pharmacy licenses, or pending applications, for each pharmacy we operate.  In addition, many states regulate out-of-state pharmacies as a condition of the delivery of prescription products to patients in their states.  Our pharmacies hold the requisite licenses applicable in these states.  In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging and labeling requirements on entities that repackage drugs for distribution, other than pharmacies that repackage in the regular practice of dispensing or selling drugs directly to patients.  A drug repackager must register with the U.S. Food & Drug Administration ("FDA") as a repackager, and with the relevant states as a drug wholesaler and/or repackager.  A drug repackager is subject to FDA inspection for compliance with relevant Current Good Manufacturing Practices ("cGMPs").  We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal cGMP requirements and state wholesaler requirements.  In addition, we believe we comply with applicable laws regarding the transfer and shipment of pharmaceuticals. In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act ("DQSA"), which sets new requirements for the licensing and operation of prescription drug wholesale distributors and third party logistics providers, including the creation of such licenses in cases where states do not license such entities. The FDA has two years to finalize the relevant regulations pursuant to DQSA. Certain of our distribution operations are currently licensed under state third party logistics laws and we anticipate that we will be required to and will obtain a third party logistics license under DQSA for these operations after the regulations are finalized. Supply chain laws and regulations such as the DQSA could increase the overall regulatory burden and costs associated with our distribution business.

Drug Pedigree Regulations.  Federal and state laws impose "drug pedigree" regulations on wholesale distributors.  These regulations generally require the wholesale drug distributor to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy.  Some states have adopted or are considering adopting electronic pedigree tracking laws. In addition, the DQSA establishes federal pedigree tracking standards requiring drugs to be labeled and tracked at the lot level, preempts state drug pedigree requirements, and requires supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. Supply chain laws and regulations such as these could increase the overall regulatory burden and costs associated with our distribution business.  We believe we are in compliance with federal and state regulations currently in effect.  These regulations, however, may be interpreted in the future in a manner inconsistent with our interpretation and application which could adversely affect our results of operations, cash flows and financial condition.

Medicare and Medicaid. Our business has long operated under regulatory and cost containment pressures from federal and state laws primarily affecting Medicare and Medicaid.  We have historically received reimbursement from Medicare (primarily under the Part A and Part D programs and to a lesser extent the Part B program) and Medicaid programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.

Our payor mix (as a percentage of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

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

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid.  First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs.  Second, federal Medicaid law establishes standards affecting pharmacy practice.  These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and nursing facilities (“NFs”) relating to drug regimen reviews for Medicaid patients in such facilities.  Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients.  Among other things, regulations establish "upper limits" on payment levels; the calculation of these so-called upper limits have been subject to revision by Congress in recent years (see below).  In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over, or who are disabled.  While pharmacies are not subject to Medicare certification requirements, providers such as SNFs are subject to specified standards.  Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

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

Under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid.  Since the private plaintiff is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, certain financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes.  A determination that we have violated these laws, or the initiation of a lawsuit alleging a violation of these laws, could adversely affect our business and financial condition.

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

Healthcare Reform and Federal Budget Legislation.   As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for Centers for Medicare & Medicare Services' ("CMS") calculation of maximum prescription drug reimbursement amounts under state Medicaid programs, as discussed below.

On March 1, 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013, and payments made to Medicare Advantage organizations and Medicare Part D sponsors beginning April 1, 2013. Under current law, as amended by the Bipartisan Budget Act of 2013, Medicare sequestration is scheduled to last through fiscal year 2023, although legislation could be enacted at any time to end or modify the terms of sequestration. We believe that this reduction in CMS payments to Medicare Part D plan sponsors generally does not directly affect the amounts that we are paid under our existing agreements with Medicare Part D plan sponsors. However, it is possible that the sequestration reductions could lead Medicare Part D plan sponsors to seek lower rates through renegotiation. There can be no assurances that sequestration or other future policies impacting federal spending on Medicare will not adversely affect our business.

Beginning January 1, 2013, institutional pharmacies were required to dispense branded oral-solid drugs to SNF residents that are covered under Medicare Part D in 14-day increments. As a result of this new requirement, we dispensed approximately 2.7 million additional scripts in 2013. Although we received additional dispensing fees for this increased activity, we also incurred greater costs, which generally offset the impact of the additional fees.

Effective for federal fiscal year 2014, which began October 1, 2013, CMS has increased reimbursement rates paid to SNFs for services provided under Medicare Part A by 1.3% compared to fiscal year 2013 levels. There can be no assurances, however, that Medicare reimbursement rates in future years will not be reduced.

Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had generally been calculated using wholesale acquisition cost (“WAC”) will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. The Company has provided comments to CMS on various aspects of these draft FULs and methodology, including the Company's assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date, although CMS has announced its intention to finalize the FULs for multiple source drugs in July 2014. CMS has also released proposed regulations relating to the calculation of AMP and FUL pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FUL do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. We have submitted comments on these proposals.

Health Information Privacy, Security and Transaction Practices.  This information set forth under the caption “Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information” in Item 1A, of this Annual Report is incorporated by reference herein.

Compliance Program.  The Department of Health and Human Services Office of Inspector General (“OIG”) has issued guidance to the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid.  In addition, we are subject in the ordinary course of business to audits, inspections and investigatory reviews by federal and state authorities covering various aspects of its business. In 2009, we entered into an amended and restated corporate integrity agreement with the OIG which succeeds our prior corporate integrity agreement with the OIG entered into in 2006 and which requires, among other things, that we maintain and augment our compliance program in accordance with the terms of the agreement.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

See “Risk Factors”, “Legal Proceedings” and the “Commitments and Contingencies” note to our Consolidated Financial Statements at Items 1A, 3 and 8, respectively, of this Annual Report for further discussion of the impact of government regulation on our business.

Competition

LTC is highly regional or local in nature and, within a given geographic area of operations, highly competitive.  We are the nation's largest provider of pharmaceuticals and related pharmacy services to long-term care institutions.  Our largest competitor nationally is PharMerica Corporation.  We also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  We compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, technology and professional support we offer.  Further, some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation.  Limitations such as these may increase the competition which we face in providing services to long-term care facility residents.

SCG offers a comprehensive portfolio of brand support services, supply chain solutions, patient support services and specialty pharmacy services tailored to the biotechnology and biopharmaceutical industries. SCG competes throughout the U.S. with specialty pharmacies, drug wholesalers and pharmaceutical benefit management companies. The SCG integrated solution addresses management and dispensing of specialty medications, pharmaceutical reimbursement, pharmacy support services and third party logistics under a single management team which, we believe, differentiates us from our competitors.  We compete on the basis of quality and overall cost effectiveness, along with the breadth of services and professional support we offer.

Environmental Matters

In operating our pharmacies, historically we have not encountered any major difficulties in complying with applicable pollution control laws.  No material capital expenditures for environmental control are expected.  While we cannot predict the effect which any future legislation, regulations or interpretations may have upon our operations, we do not anticipate any changes regarding pollution control laws that would have a material adverse impact to Omnicare.

Employees

At December 31, 2013, we employed approximately 13,900 persons, (including approximately 900 part-time employees), all of which are located within the U.S.

Executive Officers of the Company

Our executive officers on the date of this Annual Report are as follows:

			First Elected to
Name	Age	Office (1)	Present Office
John L. Workman	62	Chief Executive Officer (2)	September 11, 2012
Nitin Sahney	50	President and Chief Operating Officer (3)	September 11, 2012
Robert O. Kraft	43	Senior Vice President and Chief Financial Officer (4)	September 11, 2012
Alexander M. Kayne	41	Senior Vice President, General Counsel and Secretary (5)	April 4, 2011
Kirsten Marriner	41	Senior Vice President and Chief Human Resources Officer (6)	March 27, 2013
Randall Carpenter	54	Chief Information Officer (7)	May 2, 2011

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)
Mr. Workman was appointed as our Chief Executive Officer on September 11, 2012. Mr. Workman served as Interim Chief Executive Officer and Chief Financial Officer since June 2012, as President and Chief Financial Officer from February 2011 to June 2012 and as Executive Vice President and Chief Financial Officer from November 2009 to February 2011. From 2004 to 2009, he served as Executive Vice President and Chief Financial Officer of HealthSouth Corporation. Prior to joining HealthSouth Corporation, Mr. Workman served as Chief Executive Officer of U.S. Can Corporation where he also served as Chief Operating Officer and Chief Financial Officer during his six-year tenure. Before that, he spent more than 14 years with

Montgomery Ward & Company, Inc., serving in various capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP, where he was a partner.

(3)
Mr. Sahney was appointed as our President and Chief Operating Officer on September 11, 2012.  Mr. Sahney served as Omnicare's Chief Operating Officer since June 2012 and as Executive Vice President and President - Specialty Care Group from November 2010 to June 2012. Prior to joining Omnicare, Mr. Sahney managed a healthcare investment fund since October 2007. Before that, Mr. Sahney served as President and Chief Executive Officer of RxCrossroads, a specialty pharmaceutical services company acquired by Omnicare in 2005, from 2001 until August 2007. Prior to his involvement with RxCrossroads, Mr. Sahney held a number of management positions with Cardinal Health, Inc., beginning in September 1993.

(4)
Mr. Kraft was appointed as our Senior Vice President and Chief Financial Officer on September 11, 2012. Mr. Kraft served as our Senior Vice President - Finance since November 2010. Prior to joining Omnicare, Mr. Kraft spent 18 years with the public accounting firm PricewaterhouseCoopers LLP, where he was a partner.

(5)
Mr. Kayne was appointed as our Senior Vice President, General Counsel and Secretary on April 11, 2011.  From November 2010 to April 2011, Mr. Kayne served as Interim General Counsel and Secretary of Omnicare. Prior to joining Omnicare, Mr. Kayne was a partner with Dewey & LeBoeuf LLP in its litigation department. In May 2012, Dewey & LeBoeuf LLP filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

(6)
Ms. Marriner joined Omnicare as our Senior Vice President and Chief Human Resources Officer on March 27, 2013. Prior to joining Omnicare, Ms. Marriner spent nearly ten years with Fifth Third Bank where she served in various leadership capacities, including Senior Vice President, Director of Talent Management and Development. Before that, she spent five years with KeyCorp in a human resources management position.

(7)
Mr. Carpenter joined Omnicare as our Chief Information Officer on May 2, 2011. Prior to joining Omnicare, Mr. Carpenter served as the Chief Information Officer of HealthSouth Corporation for over 10 years. Before that, Mr. Carpenter spent 23 years with the U.S. Air Force, serving in various capacities, including Chief Information Officer and Chief Software Development Executive.

Available Information

We make available, free of charge, on or through our corporate website, at www.omnicare.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549.  Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.  Information that we file with the SEC is also available at the SEC’s website at www.sec.gov.

We also post on our corporate website the following corporate governance documents and committee charters:

•	Corporate Governance Guidelines

•	Code of Business Conduct and Ethics

•	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

•	Audit Committee Charter

•	Compliance Committee Charter

•	Compensation Committee Charter

•	Nominating and Governance Committee Charter

•	Executive Committee Charter

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

In 2013, approximately 55% of our revenue was derived from beneficiaries covered under the Medicare Part D program.  Our reimbursement under Medicare Part D, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager representatives.  Likewise, our reimbursement from SNFs for drugs is determined pursuant to our agreements with them.  Certain of these agreements are terminable upon prior notice by the other party.  We cannot provide assurance that we will be able to replace terminated or expired agreements on terms as favorable as the existing agreements or at all.  The termination or modification of these agreements could adversely affect our reimbursement from these sources, which could have a material adverse effect on our results of operations.  Further, termination of our agreement with a long term care facility or similar customer generally terminates our provision of services to any of the residents of the given facility, resulting in the loss of revenue from any source for those residents.  If a SNF experiences financial difficulty, this could lead to payment disputes and ultimately to the termination of our agreement with them. Additionally, the proportion of our Medicare Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Medicare Part D Plans, Medicare Part D Plan consolidation or other factors, which could also adversely affect our revenue.    Our payor mix (as a percentage of annual sales) for the last three years ended December 31 is presented at the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements.  Many states are facing budget pressures that could result in increased cost containment efforts impacting healthcare providers.  Any changes which lower reimbursement levels under Medicare, Medicaid or other programs could reduce our future revenue.  These changes may include modifications in the timing or processing of payments, and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures.  In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

We derive a significant portion of our revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs.  For a further discussion of such changes, see the discussion under the caption “Healthcare Reform and Federal Budget Legislation” above in Item 1 of this Annual Report, which is incorporated by reference herein.

In order to rein in healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the debate regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues, we cannot predict with any degree of certainty the impact of the ACA, or additional healthcare initiatives, if any, on our business.  Further, we receive discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products.  There can be no assurance that any changes in legislation or regulations, or interpretations of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that we receive from manufacturers or that otherwise impact payment available for drugs under federal or state healthcare programs, would not have a material adverse impact on our overall consolidated results of operations, financial position or cash flows.  Longer term, funding for federal and state healthcare programs must consider the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program.  Given competing national priorities, it remains difficult to predict the outcome and impact on us of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs.  Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels.  Any future healthcare legislation or regulation impacting these rates may materially adversely affect our business.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Most of our contracts and fee schedules utilize the AWP or WAC standard. Recent events have raised uncertainties as to whether payors will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. For example, see the discussion under the caption "Healthcare Reform and Federal Budget Legislation" under Item 1 of this annual report for pricing changes pursuant to the ACA, which is incorporated here by reference. In addition, CMS has been conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), the results of which states may use to set pharmacy payment rates. Effective November 27, 2013, CMS began posting final NADAC files; the prices will be updated on a weekly and monthly basis. CMS also has released for comment draft National Average Retail Price ("NARP") data, which reflects prices paid for drugs to retail community pharmacies for individuals with Medicaid, cash paying customers, and those with certain third party insurance. Effective July 1, 2013, CMS has suspended this survey of consumer purchase prices, pending funding decisions.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results in future periods. Our various projections, including earnings guidance for 2014, contemplate what we have estimated to be the most probable impact resulting from the short- or long-term impact of changes to industry pricing benchmarks. Actual results may be materially less favorable than those estimated in formulating such projections.

If we fail to comply with licensure requirements, fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business.  While we continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business.  In addition, we are subject to federal and state laws imposing registration, repackaging and labeling requirements on certain entities that repackage drugs for distribution; state and federal laws regarding the transfer and shipment of pharmaceuticals; and “drug pedigree” provisions requiring prescription drug wholesale distributors to document a history of the transactions in a drug lot’s chain of distribution.  These supply chain laws and regulations, including the DQSA, could increase the overall regulatory burden and costs associated with our distribution business. We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers.  These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal healthcare programs.

Further, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid.  Since the private plaintiff is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, certain financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes.  A determination that we have violated these laws, or the initiation of a lawsuit alleging a violation of these laws, could adversely affect our business and financial condition.

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. Federal and state government agencies have increased their focus on and coordination of civil and criminal efforts in the healthcare area. The OIG and U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. From time to time, we receive government inquiries from federal and state agencies regarding compliance with various healthcare laws. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, the ACA and other recent legislation has expanded federal healthcare fraud enforcement authorities. We cannot predict at this time the costs associated with compliance with such laws.

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

Omnicare and the healthcare industry generally are required to comply with the federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system, as well as to protect the confidentiality of protected health information and electronic protected health information.  Many states have similar laws applicable to the Company.  In many of our operations, we are a “covered entity” under HIPAA, and therefore required to comply in our operations with these standards and subject to significant civil and criminal penalties for failure to do so.  We also provide services to customers that are covered entities themselves and we are required to provide satisfactory written assurances to those customers through our contractual agreements that we will provide our services in accordance with the requirements of the HIPAA standards.  Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers and direct action by the federal government, including penalties.  On January 25, 2013, the Office for Civil Rights of the Department of Health and Human Services published a major final rule modifying the HIPAA Privacy, Security, Breach Notification and Enforcement Rules, including revisions made by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which, among other things, expanded the privacy and security requirements for business associates that create, receive, maintain or transmit protected health information for or on behalf of covered entities; increased penalties for noncompliance; and strengthened requirements for reporting of breaches of unsecured protected health information. The rule also makes business associates and their subcontractors directly liable for civil monetary penalties for impermissible uses and disclosures of protected health information. The rule, which, went into effect March 23, 2013, requires covered entities and business associates to comply, with limited exception, with the applicable requirements of this final rule by September 23, 2013. We cannot determine at this time the cost of compliance with the new requirements. In addition to HIPAA, we work to ensure that we adhere to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those which furnish greater privacy protection for the individual than HIPAA.  We believe we fully comply with current HIPAA rules, including the associated changes to HIPAA pursuant to HITECH, and similar state requirements; however, at this time we cannot estimate if future changes, if any, to the cost of compliance of the HIPAA and similar state standards will result in an adverse effect on our operations or profitability, or that of our customers.

Like many healthcare providers, we maintain personal information concerning our patients.  Such information is subject to increasing regulation designed to prevent or mitigate the effects of financial and medical identity theft.  Our existing security measures may be insufficient to protect against attacks by hackers, cyber terrorism, computer viruses, telecommunications failures or other catastrophic events, any of which could result in a breach in the security of the confidential data that we maintain. The loss or improper exposure of personal data we maintain could adversely impact our business and prospects, harm our reputation and result in possible fines and sanctions and/or civil litigation by customers and affected individuals.

There are costs and administrative burdens associated with ongoing compliance with information privacy and security laws.  Failure to comply carries with it the risk of significant penalties and sanctions.  We cannot predict at this time the costs associated with compliance, or the impact of such laws and regulations on our results of operations, cash flows or financial condition.

We have substantial outstanding debt and could incur more debt in the future. Any failure to meet our debt obligations would adversely affect our business and financial condition.

At December 31, 2013, our total consolidated long-term debt accounted for approximately 41.5% of total capitalization.  In addition, we and our subsidiaries may be able to incur substantial additional debt in the future.  The instruments governing our current indebtedness contain restrictions on our incurrence of additional debt.  These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions.  Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.  We may need to refinance all or a portion of our debt on or before maturity.  We cannot assure you that we will be able to refinance any of our debt, including any credit facilities, on commercially reasonable terms or at all.

We are subject to risks relating to acquisitions we may consummate.

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

In 2009, we entered into an amended and restated Corporate Integrity Agreement (“CIA”), which requires, among other things, that we maintain and augment our compliance program in accordance with the terms of the CIA. The CIA also requires that we, among other things, (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of healthcare business or referrals to Omnicare or any actual or potential recipient of healthcare business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review our compliance with the terms of the CIA and report to the OIG regarding that compliance; and (iii) provide training for certain employees as to our obligations under the CIA.  The CIA continues the requirements of our prior corporate integrity agreement to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug, and to maintain procedures for the accurate preparation and submission of claims for federal healthcare program beneficiaries, including beneficiaries in hospice programs.  The requirements of the CIA have resulted in increased costs to maintain our compliance program and greater scrutiny by federal regulatory authorities.  Violations of the CIA could subject the Company to significant monetary penalties or other adverse consequences.  Consistent with the CIA, we review our customer contracts for compliance with applicable laws and regulations.

We operate in highly competitive businesses.

Our LTC business is highly regionalized and, within a given geographic region of operations, highly competitive.  Our largest competitor is PharMerica Corporation.  In the geographic regions we serve, we also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies.  While we compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, pharmaceutical technology and professional support we offer, competitive pressures may adversely affect our profitability and results of operations.

Our SCG business competes throughout the United States with drug wholesalers and pharmaceutical benefit management companies.  While we compete on the basis of quality and overall cost effectiveness, along with the breadth of services and professional support we offer, competitive pressures may adversely affect our profitability and results of operations.

Factors outside of our control could require us to record an asset impairment of goodwill.

We are required to analyze goodwill and other intangible assets for impairment. Factors out of our control, including, but not limited to, the economic environment, our market capitalization, and anticipated cash flows could require us to record an impairment charge for goodwill. The accounting guidance establishes a method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. As of December 31, 2013, we had approximately $4.1 billion of goodwill which represented 60.6% of our total assets. If an impairment is found to exist, we will be required to record a non-cash asset impairment charge which could be significant. For additional information regarding our goodwill see the "Goodwill and Other Intangible Assets" note of the Notes to Consolidated Financial Statements and the Goodwill caption of our "Critical Accounting Policies" at Part II, Item 7 of this Filing.

Implementation of our new enterprise resource planning information technology system may result in unexpected costs and business interruptions.

We are currently designing and implementing, a new company-wide enterprise resource planning ("ERP") software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our existing operating and accounting systems. Capital expenditures for our new ERP software system for fiscal 2014 and beyond will depend upon the pace of conversion of our legacy systems. The new ERP system is being implemented in phases spanning the next several years. We began implementing the first and second phases at pilot locations in the second half of 2013. If the implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management's time, diverting their attention from our operations and strategy.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

Our properties include offices, distribution centers, warehouses and other key operating facilities (such as institutional pharmacies) in various locations within the U.S. At December 31, 2013, we operated a total of 184 facilities. LTC has 175 facilities, 8 of which are owned, in 44 states within the U.S. (excluding Alaska, Hawaii, North Dakota, Wyoming, Vermont and Delaware), representing an aggregate of approximately 2.5 million square feet. SCG operates 5 leased facilities in Florida, Kentucky, and Ohio, representing an aggregate of approximately 0.4 million square feet. Our Corporate/Other segment has 4 leased facilities which includes our headquarters in Cincinnati, Ohio and office locations in Ohio, Pennsylvania and the District of Columbia, representing an aggregate of approximately 0.2 million square feet. We consider all of these facilities to be in good operating condition and generally to be adequate for present and anticipated needs.

ITEM 3. - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to our Consolidated Financial Statements, included in Item 8 of this Annual Report and is incorporated by reference herein.

ITEM 4. –MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our Common Stock is listed on the New York Stock Exchange under the ticker symbol "OCR", and the following table sets forth the ranges of high and low sales prices during each of the calendar quarters of 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$40.90	$36.12	$36.26	$32.12
Second Quarter	$48.70	$40.46	$36.48	$29.24
Third Quarter	$56.39	$47.49	$36.28	$29.76
Fourth Quarter	$60.93	$52.26	$36.81	$32.53

The number of holders of record of our Common Stock on January 31, 2014 was 1,910.  This amount does not include stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return for the last five years on a $100 investment (assuming dividend reinvestment) on December 31, 2008 in each of the common stock of the Company, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care index.

	December 31,
	2008	2009	2010	2011	2012	2013
Omnicare, Inc.	$100.00	$87.40	$92.17	$125.68	$133.29	$225.68
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Health Care Index	100.00	119.70	123.17	138.86	163.70	231.57

Dividends

On February 12, 2014, our Board of Directors approved a quarterly cash dividend of 20 cents, for an indicated annual rate of 80 cents per share for 2014, which is greater than the total annual dividend amount paid per share in each of the 2013 and 2012 years (the quarterly dividends are presented in the "Summary of Quarterly Results" note of the Notes to Consolidated Financial Statements).  It is presently intended that cash dividends on common shares will continue to be paid on a quarterly basis; however, there can be no assurances as future dividends are necessarily dependent upon our future earnings and financial condition and other factors not currently determinable.  In addition, our senior credit facility and other agreements governing our indebtedness impose certain restrictions on our ability to pay dividends.

Stock Repurchases

A summary of the Company's repurchases of our common stock during the quarter ended December 31, 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Are Eligible To Be Purchased Under the Plans or Programs (b)
October 1 - 31, 2013	141	$54.92	140	$98,570
November 1 - 30, 2013	2,239	56.33	2,163	1,283
December 1 - 31, 2013	1	59.83	—	500,000
Total	2,381	$56.25	2,303	$500,000

(a) During the fourth quarter of 2013, the Company purchased 78 thousand shares of our common stock in connection with our employee benefit plans, including purchases associated with the payment of the holders' income tax upon the vesting of restricted stock awards.  These purchases were not made pursuant to a repurchase plan or program.

(b) The following chart summarizes our stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through December 31, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$—
December 4, 2013	$500,000	December 31, 2015	$500,000

In the year ended December 31, 2013, we repurchased approximately 4.8 million shares at an aggregate cost of approximately $221.0 million, for a cumulative amount of approximately 24.0 million shares and approximately $850 million from the inception of the share repurchase programs in May 2010 through December 31, 2013.  Accordingly, we had approximately $500 million of share repurchase authority remaining as of December 31, 2013.

Additional information regarding our equity compensation plans is included at Items 8 and 12 of this Annual Report.

ITEM 6. - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Items 8 and 7, respectively, of this Annual Report.  All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)

	For the years ended or at December 31,
	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:
Net sales	$6,013,398	$5,878,464	$5,896,606	$5,747,124	$5,717,696
Income from continuing operations	84,892	171,943	142,779	5,984	216,344
Diluted earnings per common share - continuing operations	0.78	1.52	1.25	0.05	1.84
Dividends per common share	0.62	0.42	0.15	0.11	0.09
Diluted weighted average number of common shares outstanding	109,449	112,988	114,781	116,927	117,777

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$356,001	$444,620	$577,528	$492,299	$269,210
Total assets	6,691,846	6,989,264	7,193,110	7,311,520	7,272,211
Long-term debt (excluding current portion), net of swap	1,418,819	2,030,030	1,968,274	2,106,758	1,979,620
Stockholders' equity	2,740,803	3,505,712	3,795,436	3,818,761	3,878,810

OTHER FINANCIAL DATA:
Net cash flows from operating activities of continuing operations	$479,514	$534,629	$546,148	$383,993	$452,695
Capital expenditures	(95,015)	(96,924)	(60,717)	(21,022)	(27,669)

ITEM 7. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.  In addition, see the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information” caption below, as well as the “Risk Factors” previously discussed at Item 1A of this Annual Report.  All amounts disclosed herein relate to the Company’s continuing operations unless otherwise stated.

Executive Overview

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses through two operating segments, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy and commercialization services for the biopharmaceutical industry. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes Omnicare provides to its customers. Omnicare serves customers across the United States.

Through LTC, Omnicare operates the largest institutional pharmacy business in the U.S., as measured in both revenue and the number of beds served. Due to the size and scope of LTC, Omnicare believes the Company has unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of the Company's operations has also provided the opportunity to make investments in proprietary automation technology to reduce dispensing costs while improving the accuracy and consistency of Omnicare's service delivery. LTC's customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior market, the Company has a high level of insight into geriatric pharmaceutical care. At December 31, 2013, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC comprised approximately 77% of the Company’s total net sales during the year ended December 31, 2013, and dispensed approximately 112.5 million prescriptions.

SCG touches a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG's services are largely centered on the specialty pharmaceutical market and revolve around four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. By integrating these services across SCG's platforms, Omnicare is able to provide the Company's manufacturer clients one end to end solution for all of their needs. Omnicare's brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms which focus on helping the drug manufacturer to market, distribute and obtain reimbursement for their products. In the specialty pharmacy platform, the Company provides dispensing of specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. SCG accounted for approximately 23% of the Company’s total net sales during the year ended December 31, 2013.

Omnicare believes it has an attractive business model, with a market leadership position in the long-term care market, and its relative position in the growing specialty care market supported by strong cash flows. Omnicare believes its business model is appropriately aligned with its customers, payors and patients; many of the factors that benefit the Company, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on the Company's key constituencies. Because of this factor, Omnicare believes it can play a role in solving the country's healthcare cost dilemma while striving for positive patient outcomes.

In 2013, SCG continued its strong financial performance primarily attributable to higher than expected drug price inflation and strong script levels within the Company's specialty pharmacy platform. Further, the year-over-year benefit from generic drugs launched in 2012 has served to help offset the payor-driven reimbursement reductions within the LTC business. Also, in 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business which were not considered significant to the operations of Omnicare.

In 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. The Company recorded a pre-tax impairment loss of $144.7 million to reduce the carrying value of the Hospice and Retail businesses to fair value. See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements at Part II, Item 8, of this Filing.

During the third quarter of 2013, the Company completed refinancing activities that enhanced the Company's financial flexibility. Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired approximately $180.5 million in aggregate principal amount of outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") in exchange for $424.3 million in aggregate principal amount of new 3.50% Convertible Senior Subordinated Notes due 2044 (the "2044 Notes"). The Company also entered into separate, privately negotiated purchase agreements to repurchase approximately $5.2 million in aggregate principal amount of its outstanding 2025 notes and $150.0 million in aggregate principal amount of its outstanding 7.75% Senior Subordinated Notes due 2020 (the "2020 Notes"). In connection with the repurchase of the 2020 Notes, the Company terminated the applicable swap agreements.

Also during the third quarter of 2013, the Company settled its accelerated share repurchase agreement with J.P. Morgan Securities, LLC as agent for JPMorgan Chase Bank, National Association, London Branch, with the Company receiving approximately 0.4 million shares of the Company's common stock and $19.0 million in cash. In the second quarter of 2013, the Company settled its accelerated share repurchase agreement with Goldman, Sachs & Co., with the Company receiving approximately 0.6 million shares of the Company's common stock.

During the fourth quarter of 2013, the Company's Board of Directors authorized $500 million in aggregate share repurchases through 2015 and increased the quarterly cash dividend to $0.20 per share on the Company's common stock, a 43% increase over the previous quarterly dividend rate of $0.14 per share.

On October 22, 2013, the Company reached an agreement in principle with the relator, without admitting liability, to settle the claims alleged in the Gale complaint and certain claims alleged in the Silver complaint (each as described in the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements), but the agreement in principle was not effectuated. On January 24, 2014 the Company entered into an agreement in principle and agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and $8.24 million and no attorneys’ fees to settle the state claims alleged in the Silver complaint. Pursuant to the agreement, the U.S. Department of Justice agreed to have the federal claims alleged in the Silver complaint dismissed with prejudice. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator will pay the Company $4.24 million. The Company recorded a settlement charge of $120 million in the year ended December 31, 2013 in connection with the settlement of these claims.

For further discussion of the Company’s business activities, see the “Business” caption of Part I, Item 1, of this Annual Report.

Outlook
While Omnicare’s growth was historically driven largely by acquisitions, the Company began instituting a number of structural and organizational changes in 2010 that were designed to provide a foundation for organic growth. These efforts led to improvements in service levels and customer retention across both segments of the business.

Omnicare accelerated the structural repositioning of its LTC operations in June 2012 when it began implementing a multi-phase operating plan. The primary goals of the multi-phased plan are: improving operations at certain under-performing hub pharmacies; designing and implementing a sales transformation model; and realigning the organization structurally to provide for greater consistency and improved visibility. By mid-2013, Omnicare had completed the majority of its operating plan with favorable results. The sales transformation strategy, which encompasses an entirely new approach to the sales process, was a key driver behind the Company’s 32.1% increase in new beds added in 2013. Additionally, Omnicare’s redesigned organizational structure, coupled with an acute focus on its under-performing hub pharmacies, led to a 260 basis-point increase in the Company’s LTC customer retention rate. By improving the effectiveness of its sales and operations, Omnicare realized net organic bed growth in each of the final three quarters of the year, culminating in net organic bed growth for the full-year 2013, and marking the first such annual growth in over ten years.

Just as Omnicare has invested in the underlying operations within LTC, it has similarly repositioned its SCG business to better capitalize on the attractive growth characteristics within the specialty pharmaceutical market. Until late 2010, the businesses that now encompass SCG operated nearly independently, providing little opportunity to realize synergies across these businesses. Since creating SCG, however, these businesses have reported into a single management team that is focused on better leveraging the assets of these specialty care businesses. During the past few years, the Company has made a number of organizational investments in SCG to further advance capabilities while improving sales results, especially in the fee-for-service operating platforms (brand support services, supply chain solutions, and patient support services). Through these efforts, Omnicare built a manufacturer-focused sales organization, and the Company is encouraged by the positive developments in the quality of its sales pipeline. Through the organizational restructuring of these businesses and subsequent investments in sales and marketing, Omnicare believes SCG has differentiated itself in the market as a fully integrated provider of commercialization solutions for biopharma. The Company believes its recent investments in SCG will position Omnicare well to maximize our opportunities within the specialty care market, which is anticipated to continue outpacing the broader pharmaceutical market over the next several years.

Omnicare believes its structural repositioning has increased visibility across its two business segments, enabling the Company to develop unique growth strategies for its six operating platforms: skilled nursing pharmacy (LTC); assisted living pharmacy (LTC); brand support services (SCG); supply chain solutions (SCG); patient support services (SCG); and specialty pharmacy (SCG). As a byproduct of the executive level changes in 2012 and 2013, the Company has also centralized a number of core functions, such as sales account management and clinical operations, giving the Company the ability to more broadly capitalize on certain customer opportunities across its operating platforms, while more fully realizing operational synergies.

By better positioning itself for consistent organic growth, Omnicare believes it has developed more flexibility regarding the redeployment of cash flows. During the past few years, Omnicare has accelerated its efforts to return capital to stockholders, with an average of 70.2% of its operating cash flows returned to stockholders through share repurchases and dividends for the years ended December 31, 2013 and 2012. Additionally, with the structural improvements instituted across its operations, Omnicare believes it is better positioned to take advantage of acquisition opportunities that fit within its strategic and financial criteria.

In addition to the Company's internally driven growth objectives and capital allocation initiatives, there are certain pharmaceutical market dynamics and demographic developments that may continue to alter the landscape of the industries in which Omnicare competes. Specifically, both generic drugs and specialty pharmaceuticals have steadily increased their respective shares of the overall market, and Omnicare believes it is positioned well to capitalize on the continued developments in both areas. With respect to generic drugs, Omnicare uses its direct sourcing infrastructure to maintain a purchasing advantage while rapidly converting residents to newly available generic alternatives. Because Omnicare generally makes a higher profit on generic drugs than branded alternatives, the Company believes its interests are fully aligned with its customers and payors; as Omnicare benefits from these lower cost alternatives, so do its customers, payors and the residents it serves. Numerous branded drugs the Company dispenses in high volumes are expected to lose patent exclusivity over the next few years, creating an attractive growth opportunity for Omnicare while also enabling its customers to better manage through any industry cost pressures.

With respect to specialty pharmaceuticals, a number of new treatment alternatives have become available for such complicated therapeutic categories as multiple sclerosis and rheumatoid arthritis as well as rare disease states that are dependent upon innovative orphan drug therapies. Omnicare believes that, through SCG, it is well-positioned to benefit from the continued introduction of new large-molecule compounds and other specialty pharmaceutical medications. As more of these products enter the market, and as pharmaceutical companies continue to outsource more activities, the Company believes the demand for commercialization services, such as reimbursement support and third party logistics, will continue to increase.

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

	For the years ended December 31,
	2013	2012	2011
Net sales	$6,013,398	$5,878,464	$5,896,606
Operating income	297,854	410,335	402,661
Adjusted operating income (a)	565,121	525,423	473,785
Income from continuing operations	84,892	171,943	142,779
Adjusted income from continuing operations (a)	289,515	263,654	224,954

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

2013 vs. 2012

Net sales for 2013 were positively impacted primarily by drug price inflation and growth in SCG. Offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs as well as reductions in reimbursement coupled with competitive pricing issues. See discussion of sales and operating income results in more detail at the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross profit as a percentage of total net sales was 23.6% for the year ended December 31, 2013, as compared with 23.7% in 2012.  Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Favorably impacting gross profit dollars was the increased availability and utilization of higher margin generic drugs (which had a more favorable effect due to the timing of generic conversions in 2012), cost reduction and productivity improvement initiatives and lower payroll and employee benefit costs.

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

Omnicare’s consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 12.6% in 2013, versus the 13.1% experienced in the prior-year period.  Operating expenses for the year ended December 31, 2013 were favorably impacted by the continued progress in lowering operating expenses through the Company's non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in the Company's medical supply services business. Partially offsetting these factors was increased depreciation expense for assets related to Omnicare's initiatives to improve its infrastructure and customer service and a reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income, was lower in 2013 than the prior-year period primarily due to the Company's refinancing activities completed in 2013 and 2012. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

The effective tax rates are different than the federal statutory rates largely as a result of the impact of state and local income taxes and certain non-deductible litigation costs. The year over year change in the effective tax rate is primarily due to certain non-deductible charges related to the disposition of businesses and the litigation settlement charge recognized in 2013.  See further discussion at the “Income Taxes” note of the Notes to Consolidated Financial Statements.

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

Gross profit as a percentage of total net sales was 23.7% for the year ended December 31, 2012, as compared with 21.9% in 2011.  Gross profit was favorably affected by the increased availability and utilization of higher margin generic drugs, cost reduction and productivity improvement initiatives, the favorable dollar effect of drug price inflation, as well as growth in the SCG segment. Partially offsetting these factors was certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues, increased payroll and employee benefit costs in connection with the Company’s initiatives to improve its organizational structure and a lower average number of beds served.

Omnicare’s operating expenses as a percentage of net sales amounted to 13.1% in 2012, versus 12.2% in the prior-year period.  Operating expenses for the year ended December 31, 2012 were unfavorably impacted by increased payroll and employee benefit costs as well as other costs associated with Omnicare's initiatives to improve its organizational structure and customer service. Partially offsetting these factors was the continued progress in the Company’s non-drug purchasing program. Also, negatively impacting the rate is the reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income, was lower in 2012 than the prior-year period primarily due to the Company's refinancing activities completed in 2012 and 2011 and certain debt redemption costs recorded in 2011 which were higher than similar costs recorded in 2012. See additional information at the "Debt" note of the Notes to Consolidated Financial Statements.

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

Long-Term Care Group Segment

	For the years ended December 31,
	2013	2012	2011
Net sales	$4,627,871	$4,789,551	$5,060,387
Operating income	$420,646	$562,379	$476,418
Scripts dispensed	112,460	113,556	114,346

2013 vs. 2012

LTC net sales were unfavorably impacted by reductions in reimbursement coupled with competitive pricing issues related to the Company's facilities contracts as well as reduction in sales due to the disposition of certain assets, primarily in the Company's medical supply services business which was partially offset by drug price inflation. Also unfavorably impacting net sales was the increased availability and utilization of generic drugs which had a more adverse effect on the period due to the timing of generic conversions in 2012. When a drug converts from brand to generic, the Company's cost goes down, and a portion of that savings is passed on to LTC's customers, which also reduces sales, but increases gross profit. While the Company is focused on reducing its costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC's net sales.

Operating income in 2013 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", further discussed in the "Special Items" section of this MD&A. Operating income was favorably impacted largely by the increased availability and utilization of higher margin generic drugs (which had a more favorable effect on the period due to the timing of generic conversions in 2012), cost reduction and productivity improvement initiatives, lower payroll and employee benefit costs, as well as the favorable dollar effect of drug price inflation.

2012 vs. 2011

LTC net sales were favorably impacted by drug price inflation, which was more than offset by reductions in reimbursement primarily relating to maximum allowable costs coupled with competitive pricing issues related to our facilities contracts and a lower average number of beds served. Also unfavorably impacting sales was the increased availability and utilization of generic drugs.

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

Specialty Care Group Segment

	For the years ended December 31,
	2013	2012	2011
Net sales	$1,384,003	$1,078,627	$820,965
Operating income	$113,243	$92,671	$69,038

2013 vs. 2012

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

2012 vs. 2011

SCG net sales were positively impacted primarily by higher drug utilization, higher prescription volumes and drug price inflation coupled with increased volume in programs with drug manufacturers.  Favorable drug utilization was driven primarily from growth in the company's multiple sclerosis and oncology therapies.

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

Restructuring and Other Related Charges

See discussion at the “Restructuring and Other Related Charges” note of the Notes to Consolidated Financial Statements.

Special Items

Omnicare management believes that presenting certain non-GAAP financial measures, which exclude items not considered part of the core operating results of the Company and certain non-cash charges ("Special Items"), enhances stockholders' understanding of how Omnicare management assesses the performance of the Company's businesses. Omnicare management uses non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Omnicare's method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three years ended December 31, 2013 from continuing operations included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure (in thousands, except per share amounts):

	For the years ended December 31,
	2013	2012	2011
Settlement, litigation and other related charges (i)	$167,465	$49,375	$55,031
Other charges (ii)	99,802	65,713	16,093
Subtotal - operating expense Special Items	267,267	115,088	71,124
Amortization of discount on convertible notes (iii)	24,567	24,073	24,195
Debt redemption costs - interest expense (iii)	4,784	12,363	25,491
Total Special Items	$296,618	$151,524	$120,810
Total Special Items - after tax (iv)	$204,623	$91,711	$82,175

Operating income	$297,854	$410,335	$402,661
Operating expense Special Items	267,267	115,088	71,124
Adjusted operating income	$565,121	$525,423	$473,785

Income from continuing operations	$84,892	$171,943	$142,779
Total Special Items - after tax	204,623	91,711	82,175
Adjusted income from continuing operations	$289,515	$263,654	$224,954

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See further discussion at the “Other Charges” caption of the “Description of Business and Summary of Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

(iii)	See further discussion at the “Debt” note of the Notes to Consolidated Financial Statements.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the years ended December 31, 2013, 2012 and 2011 was impacted by the results of discontinued operations, primarily due to impairment charges in the years ended December 31, 2013 and 2011. In the fourth quarter of 2013 the Company's Hospice business and Retail operations qualified for discontinued operation treatment. The Company recorded an impairment loss of $144.7 million to reduce the carrying value of the Hospice and Retail businesses to fair value. In the year ended December 31, 2011, the Company recorded an impairment charge of $73.1 million to reduce the carrying value of Contract Research Services, Tidewater, and the durable medical equipment business to fair value.

See further discussion at the “Discontinued Operations” note of the Notes to Consolidated Financial Statements.

Impact of Inflation

The Company estimates that the impact of drug price inflation on its cost of sales for its highest dollar products during the three years ended December 31, 2013 ranged between approximately 5% to 8%. However, the impact on Omnicare's net income is significantly lower, because government and other reimbursement formulas, which impact sales, generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents (including restricted cash amounts) at December 31, 2013 were $356.0 million compared with $445.7 million at December 31, 2012.

The Company generated net cash flows from operating activities of continuing operations of $479.5 million (including $20 million of litigation settlement payments) during the year ended December 31, 2013, compared with $534.6 million and $546.1 million during the years ended December 31, 2012 and 2011, respectively.  Operating cash flows in 2013 were used primarily for debt payments, acquisition-related payments, capital expenditures, stock repurchases and dividend payments.   Net cash flows from operating activities during the year ended December 31, 2013 were favorably impacted primarily by the year-over-year change in accounts receivable and current and non-current liabilities, which was offset by the year-over-year change in inventory.  Inventory increased in the fourth quarter of 2013 as the Company took advantage of certain strategic purchasing initiatives. Also, the 2013 and 2012 periods included litigation settlement payments of $20 million and $50 million, respectively, see further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.  Net cash flows from operating activities were also impacted by a deposit made with our drug wholesaler in the fourth quarter of 2012 of $45 million. The Company made additional deposit payments of $19.8 million and $5.8 million in the first and fourth quarters of 2013, respectively. Net cash flows from operating activities during the year ended December 31, 2011 were favorably impacted by the year-over-year change in net income, inventories, accounts payable and non-trade receivables, which was partially offset by the reduced favorable impact of trade accounts receivable in comparison to the prior year, as well as tender premiums relating to the Company's debt restructuring activities (see further information in the cash flows used in financing activities discussion below).

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s 4.00% Junior Subordinated Convertible Debentures due 2033, 3.25% Senior Convertible Debentures due 2035, 3.75% Senior Subordinated Convertible Notes due 2025, 3.75% Senior Subordinated Convertible Notes due 2042 and 3.50% Senior Subordinated Convertible Notes due 2044.  This resulted in an increase in the Company’s deferred tax liabilities during the years ended December 31, 2013 and 2012 of $28.7 million and $20.8 million, respectively ($192.1 million cumulative as of December 31, 2013).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would serve to reduce operating cash flows.

Net cash used in investing activities of continuing operations was $86.6 million, $136.3 million and $152.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. The year ended December 31, 2013 required outlays of $3.9 million for amounts payable relating to acquisitions.  Acquisitions of businesses during 2012 and 2011 required cash payments of $34.9 million and $101.9 million, respectively.  The 2013, 2012 and 2011 acquisition related outlays were funded primarily by operating cash flows. In the year ended December 31, 2013, the Company received $11.7 million related to the disposition of certain assets, primarily the medial supply services business.  In the year ended December 31, 2012, the Company received $19.2 million for the divestiture of its Canadian pharmacy and the Company's pharmacy operational software business. In the year ended December 31, 2011, the Company had net cash flows of approximately $13.1 million primarily relating to the divestiture of its CRO Services, Medical Equipment and Tidewater group purchasing businesses. Omnicare’s capital requirements, in addition to the payment of debt and dividends, are primarily comprised of its acquisition program and capital expenditures. The Company's capital expenditures were $95.0 million, $96.9 million and $60.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase relates to investment in information technology systems, primarily related to the Company's ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities was $481.6 million, $531.2 million and $308.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. On August 23, 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired approximately $180.5 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $424.3 million in aggregate principal amount of new 2044 Notes. Also, in 2013, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5.2 million in aggregate principal amount of its outstanding 2025 notes and $150 million in aggregate principal amount of its outstanding 2020 Notes. The 2012 period includes the Company's 2012 refinancing activities, including (i) the Company amending and restating its senior unsecured credit agreement consisting of a $300 million five-year unsecured revolving credit facility and a $425 million five-year unsecured term loan facility, (ii) and the Company's 2012 debt exchange where it retired approximately $256.9 million of its outstanding 2025 Notes in exchange for its issuance of $390 million of new 3.75% Convertible Senior Subordinated Notes due 2042 and (iii) the Company's redemption of $25 million of its outstanding 3.25% Convertible Senior Debentures due 2035.

At December 31, 2013, there were no outstanding borrowings on the Company's five- year unsecured revolving credit facility and $398 million outstanding on the five-year senior unsecured term loan facility.  As of December 31, 2013, the Company had approximately $14 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2010 through December 31, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	$—
December 4, 2013	$500,000	December 31, 2015	$500,000

As part of the Company's share repurchase program, on May 23, 2013, the Company entered into an accelerated share repurchase agreement (“JP ASR”) with J.P. Morgan Securities LLC as agent for JPMorgan Chase Bank, National Association, London Branch ("JPMorgan"). Pursuant to the JP ASR, the Company made a $100 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The initial shares were valued at $60 million and recorded in treasury stock. The remaining $40 million balance was recorded as an equity forward contract and was included in paid in capital at the time of the JP ASR. The equity forward contract was settled with approximately 0.4 million additional shares of the Company's common stock and $19.0 million in cash delivered by JPMorgan to the Company during the third quarter of the year ended December 31, 2013.

In 2012, the Company entered into an accelerated share repurchase agreement (“GS ASR”) with Goldman, Sachs & Co. ("Goldman"). Pursuant to the GS ASR, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The initial shares were valued at $200 million and recorded in treasury stock. The remaining $50 million balance was recorded as an equity forward contract, which was included in paid in capital at December 31, 2012. The equity forward contract was settled with approximately 0.6 million additional shares of the Company's common stock being delivered by Goldman to the Company during the second quarter of the year ended December 31, 2013.

The Company had approximately $500 million of share repurchase authority remaining as of December 31, 2013. In the year ended December 31, 2013, the Company repurchased approximately 4.8 million shares (including shares pursuant to the ASR agreement) at an aggregate cost of approximately $221.0 million, for a cumulative amount of approximately 24.0 million shares and approximately $850 million from the inception of the program in May 2010 through December 31, 2013.   In the year ended December 31, 2012, the Company repurchased approximately 10 million shares at an aggregate cost of approximately $339 million. In the year ended December 31, 2011, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million.

On December 4, 2013, the Company’s Board of Directors declared a quarterly cash dividend of 20 cents per share for an indicated annual rate of 80 cents per share for 2014, which is greater than the annual dividends paid per share in each of the 2013 and 2012 years.  Aggregate dividends of $62.9 million paid during 2013 were higher than the $45.2 million paid in 2012 and the $17.2 million paid in 2011, due primarily to an increase in dividends paid per share to 62 cents in 2013 as compared to 42 cents and 15 cents per share paid in 2012 and 2011, respectively.

There were no known material commitments and contingencies outstanding at December 31, 2013, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

The Company believes that net cash flows from operating activities, credit facilities and existing cash balances will be sufficient to satisfy its future working capital needs, acquisition contingency commitments, debt servicing, capital expenditures and other financing requirements for at least the next year, although no assurances can be given in that regard.  Additionally, the Company believes that external sources of financing, including short- and long-term debt financings, are available.  Omnicare may not be able to refinance maturing debt at terms that are as favorable as those from which the Company previously benefited or at terms that are acceptable to Omnicare.  In addition, no assurances can be given regarding the Company’s ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes the Company’s aggregate contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,479,749	$850,811	$42,500	$334,688	$1,251,750
Capital lease obligations	20,685	7,620	10,402	2,663	—
Operating lease obligations	109,644	26,113	37,594	24,851	21,086
Purchase obligations	38,140	29,967	4,802	3,371	—
Other current obligations	196,604	196,604	—	—	—
Other long-term obligations	43,854	—	37,097	3,161	3,596
Subtotal	2,888,676	1,111,115	132,395	368,734	1,276,432
Future interest relating to debt and
capital lease obligations(a)	1,578,507	87,586	173,688	165,426	1,151,807
Total contractual cash obligations	$4,467,183	$1,198,701	$306,083	$534,160	$2,428,239

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

As of December 31, 2013, the Company had approximately $14 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Off-Balance Sheet Arrangements:
As of December 31, 2013, the Company had two unconsolidated entities, Omnicare Capital Trust I (“Trust I”) and Omnicare Capital Trust II (“Trust II”), which were established for the purpose of facilitating the offerings of the 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series A PIERS”) and the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series B PIERS”), respectively.  For financial reporting purposes, Trust I and Trust II are treated as equity method investments of the Company.  Trust I and Trust II are wholly-owned finance subsidiaries of the Company.  The Company has fully and unconditionally guaranteed the securities of Trust I and Trust II.  The 4.00% Junior Subordinated Convertible Debentures due 2033 issued by the Company to Trust I (the "Series A Debentures") and issued to Trust II (the "Series B Debentures") in connection with the issuance of the Series A PIERS and the Series B PIERS, respectively, are presented as a single line item in Omnicare’s consolidated balance sheets and debt footnote disclosures.  Additionally, the related disclosures concerning the Series A PIERS and the Series B PIERS, the guarantees, and the Series A Debentures and Series B Debentures are included in the “Debt” note of the Notes to Consolidated Financial Statements.  Omnicare records interest payable to Trust I and Trust II as interest expense in its consolidated statement of income.

As of December 31, 2013, the Company had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Omnicare’s primary market risk exposure relates to variable interest rate risk through its variable interest debt and swap agreements related to certain of the Company’s borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt of the Company. The modeling technique used by Omnicare for evaluating interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among the Company’s debt obligations is $398 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.92% at December 31, 2013 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4.0 million per year). The Company has entered into swap agreements on all $400 million aggregate principal outstanding of its 2020 Notes (the "7.75% Swap Agreements"). Under the 7.75% Swap Agreements, which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with a maturity of six months, plus a weighted average spread of 3.87%. The weighted average estimated LIBOR-based floating rate (including the 3.87% spread) was 4.22% at December 31, 2013 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $4.0 million per year). In addition, the Company has a bond portfolio comprised of high quality corporate bonds and government bonds that is managed by a third-party and had a fair value at December 31, 2013 of approximately $25.1 million (a 100 basis-point change in the interest rates of the entire portfolio would increase or decrease the fair value by approximately $0.3 million).

The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices in an active market (Level 1) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2013		December 31, 2012
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020, gross	$400,000	$435,800	$550,000	$614,600
3.75% convertible senior subordinated notes, due 2025
Carrying value	87,310	—	204,608	—
Unamortized debt discount	45,098	—	113,446	—
Principal amount	132,408	306,500	318,054	459,600
4.00% junior subordinated convertible debentures, due 2033
Carrying value	186,136	—	206,266	—
Unamortized debt discount	121,017	—	138,734	—
Principal amount	307,153	455,900	345,000	331,600
3.25% convertible senior debentures, due 2035
Carrying value	393,126	—	377,782	—
Unamortized debt discount	34,374	—	49,718	—
Principal amount	427,500	457,400	427,500	425,400
3.75% convertible senior debentures, due 2042
Carrying value	225,014	—	229,624	—
Unamortized debt discount	164,986	—	160,376	—
Principal amount	390,000	592,800	390,000	397,100
3.50% convertible senior debentures, due 2044
Carrying value	216,643	—	—	—
Unamortized debt discount	207,607	—	—	—
Principal amount	424,250	428,500	—	—

See further discussion of the Company’s debt, swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements.

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

A significant portion of the Company’s revenues from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts.  Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received from these payors.  Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor).  For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and/or initially rejected Medicare, Medicaid and third-party claims.  The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix.  Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for any of the periods presented.  Further, Omnicare does not expect the effects of a change in estimate related to unsettled December 31, 2013 contractual allowance amounts from Medicare, Medicaid and third-party payors to be significant to its future consolidated results of operations, financial position and cash flows.

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

The allowance for doubtful accounts as of December 31, 2013 was $202.6 million, compared with $264.1 million at December 31, 2012.  The allowance for doubtful accounts represented 22.6% and 24.3% of gross receivables (net of contractual allowance adjustments) as of December 31, 2013 and December 31, 2012, respectively.  The decrease in the allowance for doubtful accounts is related to an increase in write-offs of accounts receivable balances prior to the implementation of the Company's new ERP system. Unforeseen future developments could lead to changes in the Company’s provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows of the Company.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2013 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $9.0 million.

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end.  Once an approval to bill Medicare, Medicaid and/or third-party payors has been obtained, the private pay balance is reversed and a corresponding Medicare, Medicaid or third-party receivable amount is recorded.  The Company’s policy is to resolve accounts receivable with pending status as soon as practicable.  Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2013.

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

Omnicare’s collection efforts primarily relate to its facility and private pay customers, as well as efforts to collect/rework Medicare Part D copays and rejected claims.  When Omnicare becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the national credit and collections department includes the exposed balance in its allowance for doubtful accounts requirements.  At such time that a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for doubtful accounts.  At December 31, 2013, the Company does not have a significant portion of its overall accounts receivable balance placed in mediation/arbitration, litigation or with outside collection agencies.

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

Goodwill
The Company has adopted the revised authoritative guidance regarding the testing for goodwill impairment that allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company performed a quantitative step one goodwill impairment test as part of its 2013 annual assessment. The estimated fair value of the Company's reporting units was based on discounted cash flows, which required significant management judgment, as well as a market approach that compared the reporting units' earnings and revenue multiples to those of comparable public companies. For the Company's continuing operations, the outcome of step one resulted in a fair value that was greater than the carrying value, indicating that goodwill was not impaired.

In 2012, the Company's goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. The Company considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. In 2011, the Company performed its annual goodwill impairment analysis under the same guidance and, except for the 2011 Contract Research Services (“CRO Services”) goodwill impairment charge discussed at the "Discontinued Operations" note of the Notes to Consolidated Financial Statements, concluded that goodwill had not been impaired. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

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

The Company also reviews its tax liabilities, including those relating to acquired subsidiaries, giving consideration to the relevant authoritative guidance, including accounting for uncertainty in income taxes, which provides guidance for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. Under this authoritative guidance, recognition and measurement are considered discrete events.  The recognition threshold is met when it is determined a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a 50 percent likelihood of being realized upon ultimate resolution with a taxing authority.

Omnicare operates in a significant number of states and tax jurisdictions with varying tax laws.  The Company is subject to both federal and state audits of tax returns in the normal course of business.  While the Company believes it has provided adequately for tax liabilities in its consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on Omnicare’s consolidated financial position, results of operations or cash flows.  If the provisions for current or deferred taxes is not adequate, if the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could potentially experience tax losses.  Likewise, if provisions for current and deferred taxes are in excess of those eventually needed, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential tax gains.  A one percentage point change in the Company's overall 2013, 2012 and 2011 effective tax rates would impact tax expense and income from continuing operations by $1.7 million, $2.8 million and $2.4 million, respectively.

Legal Contingencies
As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject (and including reviews of individual Omnicare pharmacies' reimbursement documentation and administrative practices). Oftentimes, these inspections, audits, investigations and inquiries relate to prior periods, including periods predating Omnicare’s actual ownership of a particular acquired unit. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar whistleblower and false claims provisions. The Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. In addition, the Company is involved with various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Each quarter, the Company reviews, including consultation with its outside legal advisors where applicable, the status of inspections, audits, inquiries, investigations, legal claims and legal proceedings and assesses its potential financial exposure.

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of this Annual Report is incorporated by reference herein.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

All other financial statement schedules are omitted because they are not applicable or because the required information is shown elsewhere in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Cincinnati, OH
February 19, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Net sales	$6,013,398	$5,878,464	$5,896,606
Cost of sales	4,592,536	4,483,042	4,603,620
Gross profit	1,420,862	1,395,422	1,292,986
Selling, general and administrative expenses	756,180	772,004	722,167
Provision for doubtful accounts	99,561	97,995	97,034
Settlement, litigation and other related charges	167,465	49,375	55,031
Other charges	99,802	65,713	16,093
Operating income	297,854	410,335	402,661
Interest expense, net of investment income	(123,870)	(135,103)	(160,103)
Income from continuing operations before income taxes	173,984	275,232	242,558
Income tax provision	89,092	103,289	99,779
Income from continuing operations	84,892	171,943	142,779
Income (loss) from discontinued operations, net of income tax	(128,324)	22,931	(55,855)
Net income (loss)	$(43,432)	$194,874	$86,924
Earnings (loss) per common share - Basic:
Continuing operations	$0.83	$1.57	$1.26
Discontinued operations	(1.26)	0.21	(0.49)
Net income (loss)	$(0.43)	$1.78	$0.77
Earnings (loss) per common share - Diluted:
Continuing operations	$0.78	$1.52	$1.25
Discontinued operations	(1.17)	0.20	(0.49)
Net income (loss)	$(0.39)	$1.73	$0.76
Weighted average number of common shares outstanding:
Basic	102,080	109,531	113,000
Diluted	109,449	112,988	114,781
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	$—	$1,384	$(4,691)
Unrealized appreciation (depreciation) in fair value of investments	(274)	(151)	(1,274)
Amortization of pension benefit gain and actuarial loss	553	(1,363)	(7)
Total other comprehensive income (loss), net of tax	279	(130)	(5,972)
Comprehensive income (loss)	$(43,153)	$194,744	$80,952

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$356,001	$444,620
Restricted cash	5	1,066
Accounts receivable, less allowances of $202,602 (2012-$264,105)	695,684	822,055
Inventories	512,418	374,620
Deferred income tax benefits	135,094	136,186
Other current assets	265,531	252,498
Current assets of discontinued operations	49,995	57,814
Total current assets	2,014,728	2,088,859
Properties and equipment, at cost less accumulated depreciation of $263,603 (2012-$267,647)	305,888	272,860
Goodwill	4,057,456	4,061,303
Identifiable intangible assets, less accumulated amortization of $227,657 (2012-$204,741)	129,974	165,099
Other noncurrent assets	96,722	163,264
Noncurrent assets of discontinued operations	87,078	237,879
Total noncurrent assets	4,677,118	4,900,405
Total assets	$6,691,846	$6,989,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$181,022	$192,080
Accrued employee compensation	50,240	71,401
Current debt	527,204	27,713
Other current liabilities	355,845	174,057
Current liabilities of discontinued operations	18,846	16,763
Total current liabilities	1,133,157	482,014
Long-term debt, notes and convertible debentures	1,418,819	2,030,030
Deferred income tax liabilities	1,012,733	914,660
Other noncurrent liabilities	53,835	53,874
Noncurrent liabilities of discontinued operations	1,398	2,974
Total noncurrent liabilities	2,486,785	3,001,538
Total liabilities	3,619,942	3,483,552
Convertible debt (Note 11)	331,101	—
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 134,623,736 shares issued (2012-133,503,156 shares issued)	134,624	133,503
Paid-in capital	2,047,195	2,419,970
Retained earnings	1,693,799	1,801,075
Treasury stock, at cost- 34,013,923 shares (2012- 28,851,671 shares)	(1,132,274)	(846,016)
Accumulated other comprehensive (loss) income	(2,541)	(2,820)
Total stockholders' equity	2,740,803	3,505,712
Total liabilities and stockholders' equity	$6,691,846	$6,989,264
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(43,432)	$194,874	$86,924
(Income) loss from discontinued operations	128,324	(22,931)	55,855
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	56,013	49,048	43,735
Amortization	76,947	79,489	81,919
Write-off of debt issuance costs	4,784	12,466	6,012
Debt redemption tender offer premium	—	—	(19,582)
Disposition of business	39,245	—	—
Loss on debt extinguishment	51,496	35,092	—
Deferred tax provision	61,932	95,327	65,078
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	77,441	74,220	101,621
Inventories	(138,028)	38,066	2,731
Current and noncurrent assets	65,138	44,017	138,112
Accounts payable	(11,649)	(70,531)	28,580
Accrued employee compensation	(19,856)	12,895	1,647
Current and noncurrent liabilities	131,159	(7,403)	(46,484)
Net cash flows from operating activities of continuing operations	479,514	534,629	546,148
Net cash flows from (used in) operating activities of discontinued operations	(12,454)	9,855	3,874
Net cash flows from operating activities	467,060	544,484	550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(3,895)	(34,873)	(101,933)
Divestiture of businesses, net	11,658	19,207	13,099
Capital expenditures	(95,015)	(96,924)	(60,717)
Marketable securities	(365)	(25,018)	—
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	1,061	1,326	(275)
Other	—	(56)	(2,874)
Net cash flows used in investing activities of continuing operations	(86,556)	(136,338)	(152,700)
Net cash flows used in investing activities of discontinued operations	(1,007)	(2,996)	(2,711)
Net cash flows used in investing activities	(87,563)	(139,334)	(155,411)
Cash flows from financing activities:
Payments on term loans	(21,250)	(24,688)	(5,625)
Proceeds from long-term borrowings and obligations	—	425,000	600,000
Payments on long-term borrowings and obligations	(192,322)	(453,573)	(776,996)
Capped call transaction	—	(48,126)	—
Fees paid for financing activities	(5,660)	(7,566)	(13,780)
Increase (decrease) in cash overdraft balance	473	(14,927)	11,674
Payments for Omnicare common stock repurchases	(220,971)	(388,968)	(140,127)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	15,819	24,951	30,712
Dividends paid	(62,928)	(45,214)	(17,217)
Other	5,262	1,912	3,140
Net cash flows (used in) financing activities of continuing operations	(481,577)	(531,199)	(308,219)
Net cash flows from (used in) financing activities of discontinued operations	3,868	—	(613)
Net cash flows used in financing activities	(477,709)	(531,199)	(308,832)
Net (decrease) increase in cash and cash equivalents	(98,212)	(126,049)	85,779
Less increase (decrease) in cash and cash equivalents of discontinued operations	(9,593)	6,859	550
(Decrease) increase in cash and cash equivalents of continuing operations	(88,619)	(132,908)	85,229
Cash and cash equivalents at beginning of year	444,620	577,528	492,299
Cash and cash equivalents at end of year	$356,001	$444,620	$577,528
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2011	$129,634	$2,424,978	$1,582,489	$(333,554)	$15,214	$3,818,761
Dividends paid ($0.1525 per share)	—	—	(17,217)	—	—	(17,217)
Stock acquired/issued for benefit plans	—	—	—	(14)	—	(14)
Stock option exercises and amortization/forfeitures	1,565	40,466	—	(21)	—	42,010
Common stock repurchase	—	—	—	(140,127)	—	(140,127)
Stock awards/issuance, net of amortization/forfeitures	558	23,497	(19)	(10,407)	—	13,629
Other	—	—	(348)	—	—	(348)
Translation adjustment recorded on divestiture of business	—	—	—	—	(2,210)	(2,210)
Net income	—	—	86,924	—	—	86,924
Other comprehensive income (loss), net of tax	—	—	—	—	(5,972)	(5,972)
Balance at December 31, 2011	131,757	2,488,941	1,651,829	(484,123)	7,032	3,795,436
Dividends paid ($0.42 per share)	—	—	(45,214)	—	—	(45,214)
Stock acquired/issued for benefit plans	—	—	—	39	—	39
Stock option exercises and amortization/forfeitures	1,295	50,093	—	(232)	—	51,156
Common stock repurchase	—	—	—	(339,117)	—	(339,117)
Purchase of capped call	—	(48,126)	—	—	—	(48,126)
Debt exchange	—	(54,546)	—	—	—	(54,546)
Equity forward contract	—	(50,000)	—	—	—	(50,000)
Stock awards/issuance, net of amortization/forfeitures	451	33,608	(414)	(22,583)	—	11,062
Translation adjustment recorded on divestiture of business	—	—	—	—	(9,722)	(9,722)
Net income	—	—	194,874	—	—	194,874
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Balance at December 31, 2012	133,503	2,419,970	1,801,075	(846,016)	(2,820)	3,505,712
Dividends paid ($0.62 per share)	—	—	(62,928)	—	—	(62,928)
Stock acquired/issued for benefit plans	—	—	—	57	—	57
Stock option exercises, amortization/forfeitures and adjustments	744	22,088	—	(67)	—	22,765
Common stock repurchase	—	—	—	(220,971)	—	(220,971)
Equity forward contract settlement	—	50,000	—	(50,000)	—	—
Stock awards/issuance, net of amortization/forfeitures	376	29,849	(916)	(15,277)	—	14,032
Debt exchanged/converted	1	(143,611)	—	—	—	(143,610)
Reclassification of convertible debt to mezzanine (Note 11)	—	(331,101)	—	—	—	(331,101)
Net income (loss)	—	—	(43,432)	—	—	(43,432)
Other comprehensive income (loss), net of tax	—	—	—	—	279	279
Balance at December 31, 2013	$134,624	$2,047,195	$1,693,799	$(1,132,274)	$(2,541)	$2,740,803

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Omnicare, Inc. ("Omnicare" or the "Company") is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. SCG provides specialty pharmacy and commercialization services for the biopharmaceutical industry. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value Omnicare believes it provides to its customers. Additional information on the Company's reportable segments is presented at the "Segment Information" note.

In 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. The results from operations for all periods presented have been revised to reflect the results of these businesses as discontinued operations, including related expenses. See additional information at the "Discontinued Operations" note.

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

Translation of Foreign Financial Statements

In years ended December 31, 2012 and prior, assets and liabilities of the Company’s foreign operations were translated at the year-end rate of exchange, and the income statements were translated at average rates of exchange.  Gains or losses from translating foreign currency financial statements were accumulated in a separate component of stockholders’ equity. With the disposition of its Canadian pharmacy in the third quarter of 2012, the Company had no foreign operations as of December 31, 2013 or 2012.

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

See further discussion at the “Fair Value” note.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, accounts receivable and fixed to floating interest rate swap agreements.

The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the Consolidated Balance Sheets.  Specifically, at any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality, short-term money market funds and/or U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.

The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks.  Management reviews the allowances for doubtful accounts on an ongoing basis for appropriateness.  For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for 10% or more of revenues.  The Company generally does not require collateral from its customers relating to the extension of credit in the form of accounts receivable balances.

In 2013, approximately sixty percent of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs.  These programs include primarily federal Medicare Part D, Medicare Part B and, to a lesser extent, the state Medicaid programs.  The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers.  A portion of these revenues also are indirectly dependent on government programs.  The table below represents the Company’s approximated payor mix (as a % of annual sales) for the last three years ended:

	December 31,
	2013	2012	2011
Private pay, third-party and facilities (a)	36%	36%	39%
Federal Medicare program (Part D & Part B)	55%	52%	49%
State Medicaid programs	7%	8%	9%
Other sources	2%	4%	3%
Totals	100%	100%	100%
(a) Includes payments from SNFs on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

Accounts Receivable

The following table is an aging of the Company’s December 31, 2013 and 2012 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the four primary overall types of accounts receivable characteristics (in thousands):

December 31, 2013	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$195,544	$67,791	$263,335
Facility payors	328,444	146,751	475,195
Private Pay payors	75,655	84,101	159,756
Total gross accounts receivable	$599,643	$298,643	$898,286
December 31, 2012
Medicare (Part D and Part B), Medicaid
and Third-Party payors	$233,807	$163,372	$397,179
Facility payors	350,886	167,474	518,360
Private Pay payors	70,480	100,141	170,621
Total gross accounts receivable	$655,173	$430,987	$1,086,160

Notes Receivable

The Company periodically enters into notes receivable from its customers.  These notes receivable and the related allowance for losses are recorded in the “Other Current Assets” and “Other Non-Current Assets” captions of the Consolidated Balance Sheets, and are not considered material to the consolidated financial position of the Company.  The Company assesses and monitors credit risk associated with notes receivable through review of the customer’s net worth, payment history, long-term debt ratings and/or other information available from recognized credit rating services.  The receivables are periodically assessed for significant changes in credit ratings or other information indicating an increase in exposure to credit risk.  Historic losses on notes receivable have not been material to the consolidated financial position of the Company.

Inventories

Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Physical inventories are typically performed on a monthly basis at pharmacy sites, and in all cases the Company’s policy is to perform them at least once a quarter.  Cost of goods sold is recorded based on the actual results of the physical inventory counts.

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

Properties and Equipment

Properties and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance, repairs, renewals and betterments that do not materially prolong the useful lives of the assets are charged to expense as incurred.  Depreciation of properties and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for computer equipment and software, machinery and equipment, and furniture and fixtures.  Buildings and building improvements are depreciated over 40 years, and leasehold improvements are amortized over the lesser of the initial lease term or their useful lives.  The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets.  Once the software is completed and placed into service, such costs are amortized over the estimated useful lives, ranging from three to ten years.

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

Valuation of Long-Lived Assets

Long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable.  An impairment charge is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount.

Goodwill, Intangibles and Other Assets

Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions.   The Company has adopted the revised authoritative guidance regarding the testing for goodwill impairment that allows an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount then the Company would perform the two step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Intangible assets are amortized over their useful lives.  See further discussion at the “Goodwill and Other Intangible Assets” note.

Debt issuance costs are included in the “Other noncurrent assets” line of the Consolidated Balance Sheets and are amortized over the life of the related debt, and to the put and initial redemption date of December 15, 2015 in the case of the 3.25% Convertible Senior Debentures due 2035.

Insurance Accruals

The Company is self-insured for certain employee health, property and casualty, worker's compensation, medical professional liability and automobile liability insurance claims.  The Company carries a stop-loss umbrella policy for health insurance to limit the maximum potential liability for both individual and aggregate claims for a plan year.  Claims are paid as they are submitted to the respective plan administrators.  The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, based on historical claims experience and input from third-party insurance professionals in order to determine the appropriate accrual level.  The accrual gives consideration to claims that have been incurred but not yet paid and/or reported to the plan administrator.  The Company establishes the accruals based on the historical claim lag periods, current payment trends for similar insurance claims and input from third-party insurance and valuation professionals. The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2013 and 2012, was 1.79% and 0.91%, respectively.

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

Delivery Expenses

Omnicare incurred expenses totaling approximately $164.4 million, $160.4 million and $159.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, to deliver the products sold to its customers.  Delivery expenses are included in the “Selling, general and administrative expenses” line of the Consolidated Statements of Comprehensive Income.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	December 31,
	2013	2012
Cumulative foreign currency translation adjustments	$—	$9,722
Translation adjustment recorded as divestiture of business	—	(9,722)
Unrealized gain (loss) on fair value of investments	(702)	(428)
Pension and postemployment benefits	(1,839)	(2,392)
Total accumulated other comprehensive income (loss), net	$(2,541)	$(2,820)

The amounts are net of applicable tax benefits which were inconsequential in the years ended December 31, 2013 and 2012.

Other Charges (Credits)

Other Charges (Credits) consist of the following (in thousands):

	December 31,
	2013	2012	2011
Acquisition and other related costs (1)	$2,300	$1,380	$25,549
Restructuring and other related charges (2)	—	8,956	—
Disposition of businesses (3)	39,245	(1,777)	—
Repack matters - SG&A (4)	—	—	(10,500)
Separation costs (5)	6,760	21,000	1,044
Loss on sale of plane and termination of plane lease (6)	—	1,062	—
Debt redemption loss and costs (7)	51,497	35,092	—
Total - other charges, net	$99,802	$65,713	$16,093

(1)	See further discussion at the “Acquisitions” note.

(2)	See further discussion at the "Restructuring and Other Related Charges" note.

(3)	See further discussion at the "Disposition of Business" caption of this note.

(4)
The year ended December 31, 2011 includes a (credit) of approximately $(10.5) million for insurance recoveries related to the quality control, product recall and fire issues at one of the Company's repackaging locations.

(5)	See additional information at the "Separation Costs" note.

(6)	The Company sold its corporate aircraft in 2012 for a $1 million loss. The year ended December 31, 2012 includes charges relating to the sale of the Company's aircraft.

(7)	See further discussion at the “Debt” note.

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

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare and/or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and/or legislative initiatives, including those relating to reimbursement and drug pricing policies and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of disputes and litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental/ regulatory inquiries; other contingent liabilities; the ability to consummate pending acquisitions and the successful integration of acquired companies; the final outcomes of divestiture activities; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including the swap agreements and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets impairment assessments; variations in costs or expenses; and changes in accounting rules and standards.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Disposition of Businesses

In 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business, which was not considered significant, individually or in the aggregate, to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $39.2 million ($27.5 million after-tax) for the year ended December 31, 2013. These charges are reflected in the "Other charges" caption of the Consolidated Statement of Comprehensive Income (Loss).
In the year ended December 31, 2012, the Company completed the disposition of its Canadian pharmacy and the Company's pharmacy operational software business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a gain on the disposition of these businesses of $1.8 million, which is reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications of prior-year amounts, primarily related to the Company's discontinued operations, have been made to conform with the current-year presentation, none of which were considered material to the Company’s financial statements taken as a whole.

Note 2 - Common Stock Repurchase Program

The following chart summarizes the Company's stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2011 through December 31, 2013 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	$—
May 26, 2011	$100,000	December 31, 2012	$—
February 21, 2012	$200,000	February 28, 2014	$—
September 12, 2012	$350,000	December 31, 2014	$—
December 4, 2013	$500,000	December 31, 2015	$500,000

As part of the Company's share repurchase program, on May 23, 2013, the Company entered into an accelerated share repurchase agreement (“JP ASR”) with J.P. Morgan Securities LLC as agent for JPMorgan Chase Bank, National Association, London Branch ("JPMorgan"). Pursuant to the JP ASR, the Company made a $100.0 million payment to JPMorgan on May 24, 2013 and received an initial number of approximately 1.3 million shares of its outstanding common stock from JPMorgan on the same day. The initial shares were valued at $60.0 million and recorded in treasury stock. The remaining $40.0 million balance was recorded as an equity forward contract and was included in paid in capital at the time of the JP ASR. The equity forward contract was settled with approximately 0.4 million additional shares of the Company's common stock and $19.0 million in cash delivered by JPMorgan to the Company in the third quarter of the year ended December 31, 2013.

In 2012, the Company entered into an accelerated share repurchase agreement (“GS ASR”) with Goldman, Sachs & Co. ("Goldman"). Pursuant to the GS ASR, the Company made a $250 million payment to Goldman on November 30, 2012 and received an initial number of approximately 5.8 million shares of its outstanding common stock from Goldman on the same day. The initial shares were valued at $200 million and recorded in treasury stock. The remaining $50 million balance was recorded as an equity forward contract, which was included in paid in capital at December 31, 2012. The equity forward contract was settled with approximately 0.6 million additional shares of the Company's common stock being delivered by Goldman to the Company during the second quarter of the year ended December 31, 2013.

In the year ended December 31, 2013, the Company repurchased approximately 4.8 million shares of its common stock (including shares purchased pursuant to the JP ASR and the GS ASR) at an aggregate cost of approximately $221.0 million, for a cumulative amount of approximately 24.0 million shares and approximately $850 million from the inception of the share repurchase program in May 2010 through December 31, 2013.  Accordingly, the Company had approximately $500 million of share repurchase authority remaining as of December 31, 2013. In the year ended December 31, 2012, the Company repurchased approximately 10 million shares at an aggregate cost of approximately $339 million. In the year ended December 31, 2011 the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $140 million.

Note 3 - Discontinued Operations

Hospice
In 2013, Hospice qualified for discontinued operations treatment. In the three months and year ended December 31, 2013, the Company recorded an impairment loss of $139.8 million to reduce the carrying value of Hospice to fair value. The impairment charge was made up of $133.0 million of goodwill impairment and $6.8 million of impairment taken against the Hospice business' trademark.

Retail
In 2013, Retail qualified for discontinued operations treatment. In the three months and year ended December 31, 2013, the Company recorded an impairment loss of $5.0 million to reduce the carrying value of Retail to fair value less cost to sell based on the estimated terms of the divestiture.

Non-Core Disposal Group
The Company commenced activities in 2009 to divest certain home healthcare and related ancillary businesses (the "Disposal Group”) that were no longer strategic fits within the Company's business model. In 2010, Omnicare divested the home infusion business portion of the Disposal Group. Also, in 2010, the Company entered into a letter of intent (“LOI”) regarding its disposition of the remaining durable medical equipment (“DME”) portion of the Disposal Group. In the third quarter of 2011, the prior LOI was terminated, and a new LOI was entered into with a separate party. The Company completed the divestiture of DME in the fourth quarter of 2011. In connection with these activities, Omnicare recorded an impairment loss in discontinued operations for the DME portion of the Disposal Group totaling $18.0 million in the year ended December 31, 2011. Additionally, in the second quarter of 2011, the Company divested of its Tidewater Group Purchasing Organization (“Tidewater”) as the Company determined it was no longer a good strategic fit within the Company’s business model. In the year ended December 31, 2011, the Company recorded an impairment loss of $23.1 million to reduce the carrying value of DME and Tidewater, (the "Non-Core Disposal Group" or "NCDG") to fair value based on the final terms of the divestitures.

CRO Services
The Company determined that its Contract Research Services (“CRO Services”) business was no longer a good strategic fit within the Company’s business model, as the industry had been facing unfavorable market conditions. In light of these factors, and in connection with the reallocation of resources started in the second half of 2010, the Company committed to a plan to divest of its CRO Services business in the first quarter of 2011 and completed the divestiture in April 2011. For the year ended December 31, 2011, CRO Services recorded an impairment loss of $50.0 million to reduce the carrying value of the CRO Services operations to fair value based on the final terms of the divestiture.

The results from operations for all periods presented have been revised to reflect the results of Hospice, Retail, the Non-Core Disposal Group and CRO Services as discontinued operations, including the impairment losses, as well as certain expenses of the Company related to the divestitures.

Selected financial information related to the discontinued operations follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Net Sales
Hospice	$210,041	$223,135	$223,227
Retail	53,759	58,789	63,089
NCDG	—	—	24,858
CRO Services	—	—	32,146
Net sales - total discontinued	263,800	281,924	343,320

Income (loss) from operations, pretax
Hospice	25,120	36,787	30,486
Retail	(1,792)	56	(219)
NCGD	—	—	(4,298)
CRO Services	—	—	(4,921)
Income from operations - total discontinued, pretax	23,328	36,843	21,048

Income tax (benefit) expense
Hospice	10,136	13,889	11,602
Retail	(627)	23	(88)
NCGD	—	—	(1,450)
CRO Services	—	—	(1,923)
Income tax expense - total discontinued	9,509	13,912	8,141

Income (loss) from operations
Hospice	14,984	22,898	18,884
Retail	(1,165)	33	(131)
NCGD	—	—	(2,848)
CRO Services	—	—	(2,998)
Income from operations - total discontinued, aftertax	13,819	22,931	12,907

	For the year ended December 31,
	2013	2012	2011
Impairment loss
Hospice	$(139,783)	$—	$—
Retail	(4,956)	—	—
NCGD	—	—	(23,105)
CRO Services	—	—	(49,978)
Impairment loss on discontinued operations - total	$(144,739)	$—	$(73,083)

Income tax (expense) benefit of impairment loss
Hospice	2,596	—	—
Retail	—	—	—
NCGD	—	—	(2,996)
CRO Services	—	—	7,317
Income tax benefit of impairment loss	2,596	—	4,321
Impairment loss on discontinued operations, after tax	(142,143)	—	(68,762)

Income (loss) from discontinued operations
Hospice	(122,203)	22,898	18,884
Retail	(6,121)	33	(131)
NCGD	—	—	(28,949)
CRO Services	—	—	(45,659)
Income (loss) from discontinued operations - total	$(128,324)	$22,931	$(55,855)

Note 4 - Acquisitions

Historically, the Company had a business model involving acquiring providers of pharmaceutical products and related pharmacy services to long-term care facilities and their residents as well as patients in other care settings.  The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment their internal growth.  From time-to-time, the Company may acquire other businesses which complement the Company’s core businesses.

In the years ended December 31, 2013, 2012 and 2011, the Company incurred acquisition and other related costs of approximately $2.3 million, $1.4 million and $25.5 million, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions offset in part by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions.

During the years ended December 31, 2012 and 2011, the Company completed one and two acquisitions of businesses (all of which were in the LTC segment), respectively, none of which were, individually or in the aggregate, significant to the Company.  No acquisitions were completed in 2013. Acquisitions of businesses required cash payments of approximately $4 million, $35 million and $102 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2013, 2012 and 2011, respectively.  The impact of these aggregate acquisitions on the Company’s overall goodwill balance has been reflected in the disclosures at the “Goodwill and Other Intangible Assets” note.  The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Amounts contingently payable through 2013, primarily representing payments originating from earnout provisions of acquisitions which were completed prior to January 1, 2009, were immaterial as of December 31, 2013.

Note 5 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2013	2012
Cash	$355,951	$394,565
Money market funds	50	50,055
	$356,001	$444,620

See additional information at the “Description of Business and Summary of Significant Accounting Policies” and “Fair Value” notes.

Note 6 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2013	2012
Land	$4,377	$3,734
Buildings and building improvements	16,044	16,078
Computer equipment and software	284,173	273,132
Machinery and equipment	153,368	137,006
Furniture, fixtures and leasehold improvements	111,529	110,557
	569,491	540,507
Accumulated depreciation	(263,603)	(267,647)
	$305,888	$272,860

Note 7 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	LTC	SCG	Total
Goodwill balance as of January 1, 2012	$3,564,486	$490,437	$4,054,923
Goodwill acquired in the year ended December 31, 2012	21,184	—	21,184
Disposition of businesses	(14,258)	—	(14,258)
Other	(546)	—	(546)
Goodwill balance as of December 31, 2012	3,570,866	490,437	4,061,303
Goodwill acquired in the year ended December 31, 2013	—	—	—
Disposition of businesses	(4,145)	—	(4,145)
Other	298	—	298
Goodwill balance as of December 31, 2013	$3,567,019	$490,437	$4,057,456

The “Other” caption above includes the settlement of acquisition matters relating to prior-year acquisitions.  “Other” also included the effect of adjustments due to foreign currency translations, which related primarily to the Company's pharmacy that was located in Canada, which was included in LTC and was disposed of in the third quarter of 2012.

The Company performed its annual goodwill impairment analysis for the year ended December 31, 2013 in accordance with the authoritative guidance on goodwill impairment. The Company performed a quantitative step one goodwill impairment test as part of its 2013 annual assessment. The estimated fair value of the Company's reporting units was based on discounted cash flows, which required significant management judgment, as well as a market approach that compared the reporting units' earnings and revenue multiples to those of comparable public companies. For the Company's continuing operations, the outcome of step one resulted in a fair value that was greater than the carrying value, indicating that goodwill was not impaired.

In the year ended December 31, 2012, the Company's impairment analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amounts. The impairment analysis involves an assessment of certain qualitative factors including, but not limited to, macroeconomic, industry and market conditions; cost factors that have a negative effect on earnings; overall financial performance; the movement of the Company's share price; and other relevant entity and reporting unit specific events. This assessment includes the determination of the likely effect of each factor on the fair value of each reporting unit. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any of the assumptions could produce a significantly different result. Based on the Company's annual goodwill impairment analysis for the years ended December 31, 2012, Omnicare concluded that goodwill had not been impaired.

The table below presents the Company’s other identifiable intangible assets, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

				December 31, 2013
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	6	—	15	$318,281	$(211,191)	$107,090
Trademarks and trade names		—	(a)	13,972	(1,496)	12,476
Non-compete agreements	2	—	15	24,991	(14,970)	10,021
Other	4	—	4	387	—	387
Total				$357,631	$(227,657)	$129,974

				December 31, 2012
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	6	—	15	$324,632	$(186,736)	$137,896
Trademarks and trade names		—	(a)	16,166	(2,434)	13,732
Non-compete agreements	2	—	15	29,042	(15,571)	13,471
Total				$369,840	$(204,741)	$165,099
(a)Certain of Omnicare's trademarks and trade names are amortized over their useful lives ranging up to five years.
The remainder have indefinite useful lives as further discussed below. The value of intangible assets with indefinite lives is $11.7 million as of December 31, 2013 and 2012.

Amortization expense related to identifiable intangible assets was $32.9 million, $38.6 million and $37.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Omnicare’s trademarks and trade names primarily constitute identifiable intangible assets with indefinite useful lives.  Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment.  The Company performed its annual assessment for the year ended December 31, 2013 and 2012 and concluded that these assets had not been impaired. See the "Discontinued Operations" note for further details of the impairment taken on the Hospice business. The fair value at December 31, 2013 and 2012 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2013 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2014	$31,238
2015	30,228
2016	19,957
2017	11,894
2018	9,291

Note 8 - Fair Value

The Company’s assets and (liabilities) measured at fair value were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2013
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
Bond Portfolio (1)	$25,140	$—	$25,140	$—
7.75% interest rate swap agreement - fair value hedge (2)	18,671	—	18,671	—
Derivatives (3)	—	—	—	—
Total	$43,811	$—	$43,811	$—

December 31, 2012
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:
Bond Portfolio (1)	$24,887	$—	$24,887	$—
7.75% interest rate swap agreement - fair value hedge (2)	46,090	—	46,090	—
Derivatives (3)	—	—	—	—
Total	$70,977	$—	$70,977	$—

See further discussion of Omnicare’s application of the authoritative guidance for fair value measurements, including clarification of Levels 1, 2 and 3, at the “Fair Value of Financial Instruments” caption of the “Description of Business and Summary of Significant Accounting Policies” note.

(1)
The bond portfolio is presented in "Other Current Assets" and is representative of investments in a portfolio of high quality corporate bonds and U.S. Treasury bonds that is managed by a third party. The fair value is based on quoted market prices of the individual bonds that make up the portfolio.

(2)
The fair value of the Company’s interest rate swap agreements ("swaps") are valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread.  As such, these swaps are categorized within Level 2 of the hierarchy.  The swaps are discussed in further detail at the “Debt” note.

(3)	The Company’s derivative instruments are discussed in further detail at the “Debt” note.

For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the net carrying value of these items approximates their fair value at period end (Level 1).  Further, at period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates.  The fair value of the Company’s fixed-rate debt facilities is based on quoted market prices and, while recorded on the Consolidated Balance Sheets at carrying value, and thus excluded from the table above, are included in the "Debt" note.

Note 9 - Offsetting Assets and Liabilities
Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,which clarifies ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on its financial position.

The Company has interest rate swap agreements with multiple counterparties on its 2020 Notes, which are subject to this guidance. The following table presents these swap agreements offsetting securities as of December 31, 2013 and December 31, 2012:

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
December 31, 2013
Swap A	$9,408	$—	$9,408	$—	$—	$9,408
Swap B	9,263	—	9,263	—	—	9,263
	$18,671	$—	$18,671	$—	$—	$18,671

December 31, 2012
Swap A	$20,560	$—	$20,560	$—	$—	$20,560
Swap B	20,011	—	20,011	—	—	20,011
Swap C	2,896	—	2,896	—	—	2,896
Swap D	2,623	—	2,623	—	—	2,623
	$46,090	$—	$46,090	$—	$—	$46,090

In the third quarter of 2013, in connection with the repurchase of $150 million in aggregate principal amount of its outstanding 2020 Notes, the Company terminated the corresponding swap agreements (Swap C and Swap D). See further discussion of Omnicare's debt repurchases at the "Debt" note.

Note 10 - Leasing Arrangements

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 (in thousands):

Year ended
December 31,
2014	$26,113
2015	19,447
2016	18,147
2017	14,264
2018	10,587
Later years	21,086
Total minimum payments required	$109,644

Aggregate minimum rentals scheduled to be received in the future under non-cancelable subleases as of December 31, 2013, which would serve to partially reduce the total minimum payments required as presented in the table above, are not significant.

Total rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $48 million, $54 million and $52 million, respectively.

Note 11 - Debt

A summary of debt follows (in thousands):

	December 31,
	2013	2012
Revolving loans, due 2017	$—	$—
Senior term loan, due 2017	398,438	419,688
7.75% senior subordinated notes, due 2020	400,000	550,000
3.75% convertible senior subordinated notes, due 2025	132,408	318,054
4.00% junior subordinated convertible debentures, due 2033	307,153	345,000
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	—
Capitalized lease and other debt obligations	20,685	23,685
Subtotal	2,500,434	2,473,927
Add interest rate swap agreements	18,671	46,090
(Subtract) unamortized debt discount	(573,082)	(462,274)
(Subtract) current portion of debt	(527,204)	(27,713)
Total long-term debt, net	$1,418,819	$2,030,030

The following is a schedule of required debt payments, excluding the unamortized debt discount, due during each of the next five years and thereafter, as of December 31, 2013 (in thousands):

Year ended
December 31,
2014	$858,431
2015	27,097
2016	25,805
2017	337,153
2018	198
Later years	1,251,750
Total debt payments	$2,500,434

Total cash interest payments made for the years ended December 31, 2013, 2012 and 2011 were $87.6 million, $90.9 million and $111.1 million excluding early redemption and tender premium payments.  As of December 31, 2013, the Company had approximately $14 million outstanding relating to standby letters of credit, substantially all of which are subject to automatic annual renewals.

Senior Credit Agreement
Revolving Loans and Term Loans
During 2012, the Company amended and extended its existing senior unsecured credit agreement (as amended and restated, the "Credit Facility"). The Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $425 million, five-year senior unsecured term loan facility (the "Term Loan"). The amendment, among other things, provided for (i) an extension of the maturity date of the Credit Facility to September 28, 2017 and (ii) a reduction in pricing. The Credit Facility is guaranteed by the subsidiaries of the Company, subject to certain exceptions. The interest rate applicable to the Credit Facility is, at the Company's option, a floating base rate plus an applicable margin or the London interbank offered rate ("LIBOR") plus an applicable margin. Initially, the applicable margins were set to 0.75% with respect to the floating base rate loans and 1.75% with respect to the LIBOR loans. The applicable margins for the Credit Facility may increase or decrease based on the Company's consolidated total leverage ratio as specified in the Credit Facility. The interest rate on the Term Loan was 1.92% at December 31, 2013. In connection with the amendment and restatement, the Company recorded $2.0 million in new deferred debt issuance costs. Total debt issuance costs associated with the Credit Facility are $6 million, of which $1.2 million and $0.3 million were amortized to interest expense in the year ended December 31, 2013 and 2012, respectively.

The Credit Facility contains certain financial covenants requiring maintenance of certain interest coverage and leverage ratios, and customary affirmative and negative covenants including without limitation, a restriction on the payment of dividends.

At December 31, 2013, there was no outstanding balance under the Revolving Credit Facility and $398.4 million in loans outstanding under the Term Loan.

In connection with entering into the Credit Facility, the Company’s existing $750 million senior unsecured credit agreement, dated as of August 24, 2011 (the “Senior Credit Agreement”) was terminated. The Senior Credit Agreement consisted of a $300 million five-year senior unsecured revolving credit facility (the “2011 Revolving Credit Facility”) and a $450 million, five-year senior unsecured term loan facility (the “2011 Term Loan”). There was $433 million outstanding under the 2011 Term Loan at the time of its termination. Existing letters of credit under the Senior Credit Agreement were rolled over into or transferred to the Credit Facility. In connection with the termination of the Senior Credit Agreement, the Company wrote off approximately $8.3 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of 2012. Approximately $1.1 million of these expenses were amortized to expense in the year ended December 31, 2011.

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

6.125% Senior Subordinated Notes
In 2011, the Company redeemed all $250 million aggregate principal amount of its outstanding 6.125% Senior Subordinated Notes due 2013 (the "6.125% Notes"). In connection with the redemption of the 6.125% Notes, the Company incurred debt redemption costs of approximately $1.6 million, which were recorded in interest expense for the year ended December 31, 2011. Approximately $0.2 million of deferred debt issuance costs was amortized to expense in year ended December 31, 2011.

In connection with terminating the swap agreement related to the 6.125% Notes in 2010, the counterparties paid the Company approximately $2.6 million, which was amortized as a reduction to interest expense over the remaining term of the 6.125% Notes until the redemption was completed in 2011.

6.875% Senior Subordinated Notes
In 2011, the Company redeemed all $525 million aggregate principal amount of its outstanding 6.875% Senior Subordinated Notes (the "6.875% Notes"). In connection with the redemption of the 6.875% Notes, the Company incurred debt redemption costs of approximately $22 million, primarily in the third quarter of 2011, consisting of a $18 million call premium and net write-off of approximately $4 million of deferred debt issuance costs, which were recorded in interest expense for the year ended December 31, 2011. Prior to the redemption, in the second quarter of 2011, the swap agreement related to the 6.875% Notes was terminated, and the Company began paying interest at the 6.875% stated rate effective May 11, 2011 until the redemption was completed later in 2011.

7.75% Senior Subordinated Notes
As of December 31, 2013, the Company had $400 million aggregate principal outstanding of its 2020 Notes. On May 18, 2010, Omnicare completed its initial offering of $400 million aggregate principal amount of the 2020 Notes (the “Initial Offering”) and on September 20, 2011, the Company completed its offering of an additional $150 million aggregate principal amount of its 2020 Notes (the "Second Offering").  The 2020 Notes contain certain restrictive covenants and events of default customary for such instruments, including without limitation, restrictions on the payment of dividends, incurrence of additional debt and other restrictions contained in the indenture governing the 2020 Notes.  The 2020 Notes are guaranteed by substantially all of the Company’s subsidiaries, subject to certain exceptions.

On August 23, 2013, Omnicare entered into separate, privately negotiated exchange agreements to repurchase approximately $150 million in aggregate principal amount of its 2020 Notes. The Company recognized a net loss on the repurchase transactions of approximately $19.3 million in the third quarter of 2013 which was reflected in "Other Charges" on the Consolidated Statement of Comprehensive Income (Loss).

In connection with the issuance of the 2020 Notes, the Company deferred approximately $12.6 million in debt issuance costs, of which approximately $1.2 million, $1.2 million and $1.1 million was amortized to expense in the years ended December 31, 2013, 2012 and 2011, respectively. In connection with the 2013 repurchase, the Company wrote off $2.3 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of December 31, 2013.

In connection with the Initial Offering, the Company entered into an interest rate swap agreement (the "Initial Swap Agreement") and in connection with its offering of the Second Offering, the Company entered into two swap agreements (the “Additional Swap Agreements”) (collectively the "7.75% Swap Agreements"), which are designed to effectively lower the Company's cost, but subject the Company to variable interest rate risk.  Under the Initial Swap Agreement, the Company receives a fixed rate of 7.75% and pays a floating rate based on LIBOR with an interest period of six months, plus a spread of 3.87%.  Under the Additional Swap Agreements the Company received a fixed rate of 7.75% and paid a floating rate based on LIBOR with an interest period of six months, plus a weighted average spread of 5.32%. The floating rates for the 7.75% Swap Agreements are determined semi-annually, in arrears, two London Banking Days prior to the first of each of December and June.  The Company records interest expense on the 2020 Notes at the floating rates. In connection with the repurchase of a portion of the 2020 Notes in 2013, the Company terminated the Additional Swap Agreements. Upon termination, the Company recognized a $5.4 million loss which which was reflected in "Other Charges" on the Consolidated Statement of Comprehensive Income (Loss) in the third quarter of 2013.  The floating interest rate on the remaining Swap Agreement was 4.22% at December 31, 2013.

The 7.75% Swap Agreements, which match the terms of the 2020 Notes, are designated and accounted for as fair value hedges.  Accordingly, changes in the fair value of the 7.75% Swap Agreements are offset by changes in the recorded carrying value of the related 2020 Notes.  The fair value of the 7.75% Swap Agreements, of approximately $19 million and $46 million at December 31, 2013 and 2012, respectively, are recorded in “Other noncurrent assets” or “Other noncurrent liabilities” on the Consolidated Balance Sheets, as applicable, and as an adjustment to the book carrying value of the related 2020 Notes.

3.75% Convertible Senior Subordinated Notes due 2025
As of December 31, 2013, Omnicare had outstanding $132.4 million aggregate principal amount of 2025 Notes.  The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. As of December 31, 2013, the adjusted conversion rate is 36.8808 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an adjusted conversion price of approximately $27.11 per share), subject to adjustment in certain circumstances. The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter beginning after March 31, 2011 (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The 2025 Notes are guaranteed by substantially all of the the Company’s subsidiaries, subject to certain exceptions.

On August 23, 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired $180.5 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $424.3 million in aggregate principal amount of 2044 Notes. Additionally, on August 23, 2013, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5.15 million in aggregate principal amount of its outstanding 2025 Notes. In connection with these refinancing activities, the Company recognized a net loss of approximately $26.2 million in the third quarter of 2013, which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income (Loss).

On April 3, 2012, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired $256.9 million in aggregate principal amount of outstanding 2025 Notes in exchange for its issuance of $390 million in aggregate principal amount of new 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes"). The Company recognized a non-cash loss on the debt exchange of approximately $33.3 million in the second quarter of 2012, which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2013, the 2025 Notes were convertible based on the price of the Company's common stock over the applicable measuring period (the conversion threshold was $35.24) and, accordingly, the 2025 Notes have been classified as current debt, net of unamortized discount, on the December 31, 2013 Consolidated Balance Sheet. Accordingly, since the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature which had not yet been accreted to its face value. As of December 31, 2012, the conversion threshold had not been met and, accordingly, the 2025 Notes were classified as long-term debt.

In connection with the issuance of the 2025 Notes, the Company deferred approximately $9.4 million in debt issuance costs, of which approximately $0.3 million, $0.4 million and $0.6 million were amortized to expense for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, interest expense for the years ended December 31, 2013 and 2012 includes approximately $2.4 million and $3.8 million, respectively, of deferred debt issuance costs written off in connection with the Company's refinancing activities.

3.75% Convertible Senior Subordinated Notes due 2042
As of December 31, 2013, the Company had $390.0 million aggregate principal outstanding of the 2042 Notes. The 2042 Notes mature in April 2042 and bear interest at a rate of 3.75% per year, payable semiannually in arrears in April and October. Commencing with the interest period beginning April 1, 2019, the 2042 Notes will also pay contingent interest under certain circumstances based on their then current trading price. As of December 31, 2013, the 2042 Notes are convertible, upon certain circumstances, into cash and, if applicable, shares of Omnicare common stock. The 2042 Notes have an adjusted conversion rate of 24.3607 shares of common stock per $1,000 original principal amount of notes (subject to adjustment in certain events). This is equivalent to an adjusted conversion price of approximately $41.05 per share. The 2042 Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

Under certain circumstances, the Company has the right to redeem the 2042 Notes on or before April 1, 2016 by paying a coupon make whole amount plus accrued but unpaid interest. After April 1, 2016 the Company may, as its option, redeem the 2042 Notes by paying par plus accrued but unpaid interest. In addition, holders may require the Company to repurchase all or part of their 2042 Notes upon a fundamental change (as defined in the indenture governing the 2042 Notes) at a cash repurchase price equal to par plus accrued but unpaid interest.

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

As of December 31, 2013, the 2042 Notes were convertible based on the price of the Company's common stock over the applicable measuring period (the conversion threshold was $53.37) and, accordingly, the 2042 Notes have been classified as current debt, net of unamortized discount, on the December 31, 2013 Consolidated Balance Sheet. Accordingly, since the terms of the 2042 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2042 Notes attributable to the conversion feature which had not yet been accreted to its face value. As of December 31, 2012, the conversion threshold had not been met and, accordingly, the 2042 Notes were classified as long-term debt.

In connection with the issuance of the 2042 Notes, the Company deferred approximately $3.1 million in debt issuance costs, of which approximately $0.1 million was amortized to expense in each the years ended December 31, 2013 and 2012.

3.50% Convertible Senior Subordinated Notes due 2044
As of December 31, 2013, the Company had $424.3 million aggregate principal outstanding of the 2044 Notes. The 2044 Notes mature in February 2044 and bear interest at a rate of 3.50% per year, payable semiannually in arrears in February and August. Commencing with the interest period beginning February 15, 2021 in the case of the downside trigger and the interest period beginning on February 15, 2024 in the case of the upside trigger, the 2044 Notes will also pay contingent interest under certain circumstances based on their then current trading price. The 2044 Notes are convertible, upon certain circumstances, into cash and, if applicable, shares of Omnicare common stock. The 2044 Notes have an initial conversion rate of 14.2857 shares of common stock per $1,000 original principal amount of notes (subject to adjustment in certain events). This is equivalent to an initial conversion price of approximately $70 per share. The 2044 Notes are guaranteed by substantially all of the Company's subsidiaries, subject to certain exceptions.

Under certain circumstances based on the trading price of the Company's common stock, the Company has the right to redeem the 2044 Notes on or before February 15, 2019 at a cash purchase price equal to par plus accrued but unpaid interest. After February 15, 2019, the Company may, at its option, redeem the 2044 Notes by paying the accreted issue price to date plus accrued but unpaid interest. In addition, holders may require the Company to repurchase all or a portion of their 2044 Notes upon a fundamental change (as defined in the indenture governing the 2044 Notes) at a cash repurchase price equal to the accreted issue price to date plus accrued but unpaid interest.

In connection with the issuance of the 2044 Notes, the Company deferred approximately $2.9 million in debt issuance costs, of which an immaterial amount was amortized to expense for the year ended December 31, 2013.

4.00% Junior Subordinated Convertible Debentures
During the first quarter of 2005, the Company completed the exchange of $333.8 million aggregate liquidation amount of Series A PIERS of Trust I for an equal amount of Series B PIERS of Trust II (representing 96.7% of the total liquidation amount of the Series A PIERS outstanding) .  The Series B PIERS have substantially similar terms to the Series A PIERS, except that the Series B PIERS have a net share settlement feature.  In connection with the exchange offer, the composition of the Company’s 4.00% Junior Subordinated Convertible Debentures due 2033 underlying the Trust PIERS was impacted.  Additional information regarding the 4.00% Junior Subordinated Convertible Debentures due 2033 underlying the Series A PIERS and the Series B PIERS is summarized below.

Series A 4.00% Junior Subordinated Convertible Debentures

In connection with the offering of the Series A PIERS in the second quarter of 2003, the Company issued a corresponding amount of 4.00% junior subordinated convertible debentures due 2033(the “Series A Debentures”) to Trust I.  Trust I is a wholly-owned finance subsidiary of the Company.  The Company has fully and unconditionally guaranteed the securities of the Trust I.  The Series A PIERS offer fixed cash distributions at a rate of 4.00% per annum payable quarterly, and a fixed conversion price of $40.82 under a contingent conversion feature whereby the holders may convert their Series A PIERS if the closing sales price of Company common stock for a predetermined period, beginning with the quarter ending September 30, 2003, is more than 130% of the then-applicable conversion price or, during a predetermined period, if the daily average of the trading prices for the Series A PIERS is less than 105% of the average of the conversion values for the Series A PIERS through 2028 (98% for any period thereafter through maturity).  The Series A PIERS also will pay contingent interest, commencing with the quarterly distribution period beginning June 15, 2009, if the average trading prices of the Series A PIERS for a predetermined period is 115% or more of the stated liquidation amount of the Series A PIERS.  In this circumstance, the holder of the convertible debenture will receive 0.125 percent of the average trading price during the predetermined period.  Embedded in the Series A PIERS are two derivative instruments, specifically, a contingent interest provision and a contingent conversion parity provision.  The embedded derivatives are periodically valued, and at period end, the values of both derivatives embedded in the Series A PIERS were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.  Omnicare irrevocably and unconditionally guarantees, on a subordinated basis, certain payments to be made by the Trust I in connection with the Series A PIERS.  Subsequent to the first quarter 2005 exchange offer and 2013 conversions discussed in further detail at the Series B 4.00% Junior Subordinated Convertible Debentures due 2033 caption below, the Company has $10.5 million aggregate liquidation amount of the Series A PIERS and underlying Series A Debentures outstanding as of December 31, 2013.

Series B 4.00% Junior Subordinated Convertible Debentures due 2033

Each Series B PIERS represents an undivided beneficial interest in the assets of the Trust II, which assets consist solely of a corresponding amount of Series B 4.00% Junior Subordinated Convertible Debentures due 2033 (the “Series B Debentures”) issued by the Company to Trust II with a stated maturity of June 15, 2033.  The Company has fully and unconditionally guaranteed the securities of Trust II.

The terms of the Series B PIERS are substantially identical to the terms of the Series A PIERS, except that the Series B PIERS are convertible into cash and, if applicable, shares of Company common stock, whereas the outstanding Series A PIERS are convertible only into Company common stock (except for cash in lieu of fractional shares).

The purpose of the exchange offer was to change the conversion settlement provisions of the Series A PIERS.  By committing to pay up to the stated liquidation amount of the Series B PIERS to be converted in cash upon conversion, the Company is able to account for the Series B PIERS under the treasury stock method.

In the fourth quarter 2013, holders presented $37.1 million and $0.7 million of the Series B and Series A PIERS for conversion, respectively. The Company recognized a non-cash loss on the conversion of the Series A and Series B PIERS of approximately $0.6 million, which was reflected in "Other charges" on the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2013, the Company had $296.7 million of Series B Debentures outstanding.

As of December 31, 2013, the Series A and Series B 4.00% Debentures were convertible based on the price of the Company's common stock over the applicable measuring period (the conversion threshold was $53.07) and, accordingly, the Series A Debentures and the Series B 4.00% Debentures have been classified as current debt, net of unamortized discount, on the December 31, 2013 Consolidated Balance Sheet. Accordingly, since the terms of the Debentures and the Series B 4.00% Debentures require the principal to be settled in cash, the Company reclassified from equity the portion of the Series A and Series B Debentures attributable to the conversion feature which had not yet been accreted to its face value. As of December 31, 2012, the conversion threshold had not been met and, accordingly, the Series A Debentures and the Series B Debentures were classified as long-term debt.

In addition to the continued accrual of regular cash interest, contingent interest was accrued on the Trust PIERS (and the underlying Series A and Series B Debentures) for the periods from June 15, 2013 to September 14, 2013, September 15, 2013 to December 14, 2013 and December 15, 2013 to March 14, 2014 at a rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ended June 13, 2013, September 12, 2013, and December 12, 2013 respectively. Contingent cash interest of approximately $0.07 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying Series A and Series B Debentures) was paid on September 16, 2013 and contingent cash interest of approximately $0.085 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying Series A and Series B Debentures) was paid on December 16, 2013. Contingent cash interest of approximately $0.0905 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying Series A and Series B Debentures) is expected to be paid on March 17, 2014.

In connection with the issuance of the Series A 4.00% Debentures and the Series B 4.00% Convertible Debentures, the Company deferred $6.1 million in debt issuance costs, of which approximately $0.2 million was amortized to expense in each of the years ended December 31, 2013, 2012 and 2011. Additionally, interest expense for the year ended December 31, 2013 includes approximately $0.5 million of deferred debt issuance costs written off in connection with conversion of the Series A and Series B Debentures.

3.25% Convertible Senior Debentures due 2035
As of December 31, 2013, Omnicare had outstanding $428 million aggregate principal amount of 3.25% Convertible Senior Debentures due 2035 (with optional redemption by Omnicare on or after, and optional repurchase right of holders on, December 15, 2015, at par) (the “3.25% Convertible Debentures").  The 3.25% Convertible Debentures have an adjusted conversion price of approximately $77.88 per share under a conversion feature whereby the holders may convert their 3.25% Convertible Debentures, prior to December 15, 2033, on any date during any fiscal quarter beginning after March 31, 2006 (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during each of the previous five consecutive trading days, the trading price of the convertible debentures for each day was less than 98 percent of the then current conversion price.  The 3.25% Convertible Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 in certain circumstances, up to a rate not to exceed 1.99 times the original 3.25% interest rate per year.  The 3.25% Convertible Debentures also will accrue contingent interest in cash, beginning with the six-month interest period commencing December 15, 2015, during any six-month period in which the trading price of the 3.25% Convertible Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the 3.25% Convertible Debentures.  In connection with the issuance of the 3.25% Convertible Debentures, the Company deferred approximately $17.6 million in debt issuance costs, of which approximately $0.7 million, $0.8 million and $1 million were amortized to expense for the years ended December 31, 2013, 2012 and 2011, respectively.

On December 16, 2010, Omnicare repurchased $525 million aggregate principal amount of outstanding 3.25% Convertible Debentures pursuant to a tender offer.  Also, in the second quarter of 2012, the Company purchased an additional $25 million aggregate principal amount of its outstanding 3.25% Convertible Debentures. In connection with the repurchase in 2012, the Company recognized a non-cash loss on the debt extinguishment of $1.8 million which was recorded in "Other Charges" on the Consolidated Statement of Comprehensive Income (Loss).

Embedded in the Company’s convertible debentures are derivative instruments, specifically, contingent interest provisions, interest reset provisions and contingent conversion parity provisions.  The embedded derivatives are valued periodically, and at period end, the values of the derivatives embedded in the convertible debentures were not material.  However, the values are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the Company’s Series A and Series B Debentures, 3.25% Convertible Debentures, 2025 Notes, 2042 Notes and 2044 Notes. This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2013, 2012 and 2011 of $28.7 million, $20.8 million and $10.4 million, respectively ($192.1 million cumulative as of December 31, 2013).  The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption which would serve to reduce operating cash flows.

Information relating to the Company's convertible securities at December 31, 2013 can be found in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$11,437	12.00	8.250%
4.00% junior subordinated convertible debentures, due 2033	$119,396	19.50	8.010%
3.25% convertible senior debentures, due 2035	$245,433	2.00	7.630%
3.75% convertible senior subordinated notes, due 2042	$167,941	28.25	7.300%
3.50% convertible senior subordinated notes, due 2044	$208,200	30.15	7.700%
The fair value of the Company’s fixed-rate debt facilities, excluding the previously disclosed swap values, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2013		December 31, 2012
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020, gross	$400,000	$435,800	$550,000	$614,600
3.75% convertible senior subordinated notes, due 2025
Carrying value	87,310	—	204,608	—
Unamortized debt discount	45,098	—	113,446	—
Principal amount	132,408	306,500	318,054	459,600
4.00% junior subordinated convertible debentures, due 2033
Carrying value	186,136	—	206,266	—
Unamortized debt discount	121,017	—	138,734	—
Principal amount	307,153	455,900	345,000	331,600
3.25% convertible senior debentures, due 2035
Carrying value	393,126	—	377,782	—
Unamortized debt discount	34,374	—	49,718	—
Principal amount	427,500	457,400	427,500	425,400
3.75% convertible senior debentures, due 2042
Carrying value	225,014	—	229,624	—
Unamortized debt discount	164,986	—	160,376	—
Principal amount	390,000	592,800	390,000	397,100
3.50% convertible senior debentures, due 2044
Carrying value	216,643	—	—	—
Unamortized debt discount	207,607	—	—	—
Principal amount	424,250	428,500	—	—

Note 12 - Stock-Based Compensation

Stock-Based Compensation Plans

During 2004, stockholders of the Company approved the 2004 Stock and Incentive Plan (the “2004 Plan”), under which the Company is authorized to grant equity-based and other incentive compensation to employees, officers, directors, consultants and advisors of the Company in an amount aggregating up to 10.0 million shares of Company common stock.  Beginning May 18, 2004, stock-based incentive awards are made only from the 2004 Stock and Incentive Plan. The 2004 Plan includes grants of options, restricted stock, restricted stock units, and performance based restricted stock units.

Prior to the 2004 Plan, the Company had the 1998 Long-Term Employee Incentive Plan and the 1992 Long-Term Stock Incentive Plan, all of which no longer issue stock-based incentives but which had outstanding awards at December 31, 2013.

Under these plans, stock options vest and become exercisable at varying points in time, ranging up to four years in length, and have terms that generally span ten years from the grant date.  Stock option awards are granted with an exercise price at least equal to the fair market value of Company stock on the grant date.  Omnicare’s normal practice is to issue new shares upon stock option exercise.  Certain stock option and stock awards provide for accelerated vesting if there is a change in control, as defined in the plans.

Employee Stock Purchase Plan

In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”).  Under the ESPP, employees and non-employee directors of the Company who elect to participate may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock.  For each share of stock purchased, the participant also receives two options to purchase a share of the Company’s common stock.  The stock options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares purchased are not held by the participant for a minimum of two years.  The stock options have a ten-year life from the date of issuance.  Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market or for shares issued by Omnicare.

Restricted Stock Awards and Restricted Stock Units

Non-vested stock awards are granted at the discretion of the Compensation Committee of the Board of Directors.  These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically three to ten-year periods (vesting on a straight-line basis).  Members of the Board of Directors can elect to receive either a restricted stock award or a restricted stock unit, which is deferred until their separation from the board, vesting of these awards/units mirrors their term of service (currently one year).  The fair value of a stock award is equal to the fair market value of a share of Company common stock on the grant date.

Performance Based Restricted Stock Units

Performance based restricted stock units awards are granted at the discretion of the Compensation Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and vest based on the the Company's achievement of earnings per share targets over a three-year period.

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

The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is estimated based primarily on historical stock option exercise experience.  The expected volatility is based primarily on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the stock options.  The risk-free interest rate used in the option valuation model is based on United States Treasury Strip issues with remaining terms similar to the expected term of the stock options.  The expected dividend yield is based on the current Omnicare stock dividend yield.  The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience.  Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

The table below represents the assumptions used to value stock options granted during the years ended December 31,:

	2013	2012	2011
Expected volatility	27.1%	33.6%	35.0%
Risk-free interest rate	1.4%	0.7%	1.0%
Expected dividend yield	1.2%	1.7%	0.5%
Expected term of options (in years)	4.80	5.00	5.00
Weighted average fair value per option	$12.03	$9.72	$8.74

Total pretax stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) as part of operating expense for stock options and stock awards for the year ended December 31, 2013 is approximately $1.0 million and $18.2 million, approximately $1.3 million and $15.3 million for the year ended December 31, 2012 and approximately $2.0 million and $19.7 million (including the stock option and restricted stock award separation costs disclosed in the "Separation Costs" note) for the year ended December 31, 2011.

As of December 31, 2013, there was approximately $36 million of total unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 3 years.  The total grant date fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 related to stock options was approximately $1.0 million, $2.1 million and $0.8 million, respectively. The total grant date fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 related to stock awards was $12.4 million, $17.6 million and $18.7 million, respectively.

General Stock Option Information

A summary of stock option activity under the plans for the year ended December 31, 2013, is presented below (in thousands, except exercise price data):

	2013
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,099	$41.09
Options granted	82	47.51
Options exercised	(770)	36.74
Options forfeited	(645)	52.62
Options outstanding, end of year	766	36.41
Options exercisable, end of year	411	$38.16

The total exercise date intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $7.7 million, $11.9 million and $11.5 million, respectively.

The following summarizes information about stock options outstanding and exercisable (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.46 - $23.17	43	4.90	$21.80	43	4.90	$21.80
23.18 - 30.90	254	5.40	26.58	127	3.88	26.26
30.91 - 38.61	193	6.54	34.12	43	3.56	35.09
38.62 - 61.79	276	4.01	49.38	198	1.87	50.02
$15.46 - $61.79	766	5.16	$36.41	411	2.98	$38.16

General Restricted Stock Award Information

A summary of nonvested restricted stock awards and performance based restricted stock units for the year ended December 31, 2013, is presented below (in thousands, except fair value data):

	2013
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	1,611	$28.97
Shares awarded	519	39.98
Shares vested	(482)	27.98
Shares forfeited	(225)	28.73
Nonvested shares, end of year	1,423	$33.33

Note 13 - Separation Costs

Separation Costs:

During the year ended December 31, 2013, the Company recorded separation related costs for certain employees of approximately$6.8 million. During the year ended December 31, 2012, the Company recorded a $21.0 million charge in connection with the separation of certain executives of the Company, including charges resulting from the resignation of the Company's former Chief Executive Officer on June 10, 2012 and the separation of other executives in the first and third quarters. In the quarter and year ended December 31, 2011, the Company recorded a charge of approximately $1 million for restricted stock award amortization for a former executive. These charges, primarily related to severance and accelerated vesting of restricted stock, are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income (Loss).

Note 14 - Employee Benefit Plans

The Company has various defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds.  Several of the plans were adopted in connection with certain of the Company’s acquisitions.  The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”).  The Company matches employee contributions in varying degrees in cash, in accordance with the applicable plan provisions, based on the contribution levels of the employees, as specified in the respective plan documents.  Expense relating primarily to the Company’s matching contributions for these defined contribution plans for the years ended December 31, 2013, 2012 and 2011 was $11.3 million, $8.1 million and $5.7 million, respectively.

Effective January 1, 2013, the Company has a nonqualified Deferred Compensation Plan (“Deferred Plan”) for highly compensated employees of the Company that allows them to annually defer up to 50% of their base salary and up to 100% of their annual bonus. The Company makes a matching contribution on behalf of the participants equal to 50% of the participant’s contribution for the year up to a maximum of 6% of the participant’s eligible compensation. The Deferred Plan also permits the Company to make discretionary contributions on behalf of the participants. Employee contributions vest immediately, Company contributions vest ratably based on the participant’s years of service with the amount becoming fully vested upon the participant completing five years of service. Expense related to the Company’s matching contributions for the Deferred Plan for the year ended December 31, 2013 was not significant.

The Company has a non-contributory, defined benefit pension plan covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale (the “Qualified Plan”).  Benefits accruing under this plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994.

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations.  In addition, the Company had established rabbi trusts, which were also held in the Vanguard Fund, to provide for retirement obligations under the excess benefit plan (“EBP”) which were paid out in 2011.  The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk. The Company’s general approach is to fund its pension obligations in accordance with the funding provisions of ERISA.

The Qualified Plan is immaterial to the Company’s financial position overall and the amounts recorded in net periodic pension cost were $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated amount of net loss in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost during 2014 is not significant. The projected and accumulated benefit obligation was $6.3 million and $7.2 million as of December 31, 2013 and 2012, respectively based on a discount rate of 4.7% for 2013 and 3.8% for 2012 . In addition the expected long term rate of return on assets was 4.0%, 6.0% and 6.0% for the years ended December 31, 2013, 2012, and 2011, respectively. The fair value of plan assets was $4.4 million as of December 31, 2013 and $4.5 million as of December 31, 2012. No significant funding is anticipated to be necessary in 2014 relating to the Qualified Plan and contributions to the plan were $0.2 million, for each of the years ended December 31, 2013, and 2012. Projected benefit payments for each of the next five fiscal years and in the aggregate for the years thereafter as of December 31, 2013 are estimated at approximately $0.4 million per year through 2022. The Qualified Plan has a projected benefit obligation in excess of plan assets of $1.9 million and $2.6 million as of December 31, 2013 and 2012, respectively, which are recorded in the Consolidated Balance Sheet as a noncurrent liability.

The Company also had an EBP that provided retirement payments to certain headquarters employees in amounts generally consistent with what they would have received under the Qualified Plan.  The retirement benefits provided by the EBP are generally comparable to those that would have been earned in the Qualified Plan, if payments under the Qualified Plan were not limited by the IRC.  On September 30, 2010, the Company terminated the defined benefit portion of its Excess Benefit Plan, which was not a qualified plan under the IRC.  As a result of the termination, each active participant’s terminated plan liability was determined, based primarily on the participant’s compensation and duration of employment, as of September 30, 2010.  Partial payments were made to non-active participants through September 30, 2010, with the final payments made in September 2011.

Approximately $75 million of payments were made during 2011 to former plan participants, primarily to three former executives (Joel F. Gemunder, Cheryl D. Hodges and Patrick E. Keefe) using funds obtained upon the liquidation of rabbi trust assets.  In addition, under the terms of the related separation agreements, Mr. Gemunder and Ms. Hodges earned interest on their unpaid benefit plan amounts at a rate of 8.75% per annum until the final payments were made in February 2011.

Note 15 - Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2013	2012	2011
Current provision	$27,160	$7,962	$34,701
Deferred provision	61,932	95,327	65,078
Total income tax provision from continuing operations	$89,092	$103,289	$99,779

Tax benefits related to the exercise of stock options and stock awards have been credited (debited) to paid-in capital in amounts of $0.2 million, $2.5 million and $5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the statutory rate of 35.0% is explained in the following table (in thousands):

	For the years ended December 31,
	2013		2012		2011
Federal income tax at the statutory rate	$60,897	35.0%	$96,331	35.0%	$84,896	35.0%
State, local and foreign income taxes, net of federal income tax benefit	8,142	4.7	9,491	3.4	8,494	3.5
(Reduction)increase for tax positions settled, net of federal income tax benefit	(2,068)	(1.2)	80	—	(1,676)	(0.7)
Settlements	17,136	9.8	—	—	7,000	2.9
Other, net	4,985	2.9	(2,613)	(0.9)	1,065	0.4
Total income tax provision from continuing operations	$89,092	51.2%	$103,289	37.5%	$99,779	41.1%

Income tax payments, net, amounted to $12 million, $44.1 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. State taxes for fiscal year 2013 include the nondeductible portion of the Gale settlement, see the "Commitment and Contingencies" note of these financial statements.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Accounts receivable reserves	$77,610	$91,773
Net operating loss (“NOL”) and capital loss carryforwards	76,809	81,530
Accrued liabilities	116,162	78,331
Other	18,030	47,421
Gross deferred tax assets, before valuation allowances	288,611	299,055
Valuation allowances	(24,159)	(21,037)
Gross deferred tax assets, net of valuation allowances	$264,452	$278,018

Amortization of intangibles	$623,087	$606,933
Contingent convertible debentures interest	412,305	353,397
Fixed assets and depreciation methods	73,538	55,135
Subsidiary stock basis	10,776	12,271
Current and noncurrent assets	508	10,702
Other	21,877	18,054
Gross deferred tax liabilities	$1,142,091	$1,056,492

As of December 31, 2013, the Company has remaining deferred tax benefits related to its federal and state net operating losses ("NOLs") and capital losses totaling approximately $77 million ($26 million federal, $47 million state and $4 million capital).  These NOLs and capital losses will expire, in varying amounts, beginning in 2013 through 2032.  The potential future tax benefits of the NOLs and capital losses have been offset by $24 million of valuation allowance based on the Company’s analysis of the likelihood of generating sufficient taxable income in the various jurisdictions to utilize the benefits before expiration.

Uncertain Tax Positions
At January 1, 2013, the Company had gross unrecognized tax benefits of $14.2 million and ended the year with gross unrecognized tax benefits of $14.8 million.  A reconciliation of the beginning and ending of year amount of unrecognized tax benefit is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits at beginning of year	$14,216	$17,091	$18,034
Additions based on tax positions related to the current year	1,440	1,845	1,219
Additions for tax positions of prior years	8,114	2,050	5,212
Reductions for tax positions of prior years	(3,023)	(3,051)	(492)
Settlement reductions	(4,602)	(3,410)	(5,330)
Reductions for tax positions settled through the expirations of the statute of limitations	(1,323)	(309)	(1,552)
Unrecognized tax benefits at end of year	$14,822	$14,216	$17,091

Included in the balance at December 31, 2013 are approximately $12.4 million of unrecognized tax benefits, net of federal tax benefit, that, if recognized, would affect the effective tax rate.  The liabilities for unrecognized tax benefits are carried in “Other noncurrent liabilities” on the Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date for any significant unrecognized amounts.  However, it is reasonably possible that $3.4 million, net of federal tax benefit, of unrecognized federal and state tax benefits will reverse within one year of the balance sheet date due to the expiration of statutes of limitation and settlement of state audits.  The Company recognizes interest and penalties related to unrecognized tax benefits in tax expenses.  During the years ended December 31, 2013 , 2012, and 2011, the Company recognized approximately $(1.4) million, $(0.1) million, and $(0.6) million respectively in interest, net of federal tax benefit, and penalties.  The Company had accrued approximately $2.2 million, $2.9 million, and $3.1 million respectively, for the payment of interest and penalties at December 31, 2013, 2012, and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2011, and, with few exceptions, state and local, or non-U.S. income tax examinations, by tax authorities for years before 2009. The Company is under examination by the Internal Revenue Service for 2011 and 2012 and by various state jurisdictions.

Note 16 - Earnings Per Share Data

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

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
2013:	Income (loss)(Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$84,892		$0.83
Loss from discontinued operations	(128,324)		(1.26)
Net income	(43,432)	102,080	$(0.43)
Effect of Dilutive Securities
Convertible securities	281	6,736
Stock options, warrants and awards	—	633
Diluted EPS
Income from continuing operations plus assumed conversions	85,173		$0.78
Loss from discontinued operations	(128,324)		(1.17)
Net income plus assumed conversions	$(43,151)	109,449	$(0.39)
2012:
Basic EPS
Income from continuing operations	$171,943		$1.57
Income from discontinued operations	22,931		0.21
Net income	194,874	109,531	$1.78
Effect of Dilutive Securities
Convertible securities	284	2,891
Stock options, warrants and awards	—	566
Diluted EPS
Income from continuing operations plus assumed conversions	172,227		$1.52
Income from discontinued operations	22,931		0.20
Net income plus assumed conversions	$195,158	112,988	$1.73
2011:
Basic EPS
Income from continuing operations	$142,779		$1.26
Loss from discontinued operations	(55,855)		(0.49)
Net income	86,924	113,000	$0.77
Effect of Dilutive Securities
Convertible securities	287	1,011
Stock options, warrants and awards	—	770
Diluted EPS
Income from continuing operations plus assumed conversions	143,066		$1.25
Loss from discontinued operations	(55,855)		(0.49)
Net income plus assumed conversions	$87,211	114,781	$0.76

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

The Company is required to include additional shares in its diluted share outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$27.11
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$77.88
3.75% convertible senior subordinated notes, due 2042	$41.05
3.50% convertible senior subordinated notes, due 2044	$70.00

During the years ended December 31, 2013, 2012 and 2011, the anti-dilutive effect associated with certain stock options, warrants and stock awards was excluded from the computation of diluted EPS, since the exercise price was greater than the average market price of the Company’s common stock during these periods.  The aggregate number of stock options, warrants and stock awards excluded from the computation of the diluted EPS for those years totaled approximately 0.7 million, 2.1 million and 2.6 million, respectively.

Note 17 - Restructuring and Other Related Charges

Company-wide Reorganization Program
During 2010, the Company initiated a Company-wide Reorganization Program ("CWR"), including a reshaping of the organization with the objective of deploying resources closer to the customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth.  The CWR program was completed in the third quarter of 2012 with the completion of the relocation of the Corporate office. The Company recorded restructuring and other related charges for the CWR program of approximately $8.9 million in the third quarter of 2012 and $11.9 million cumulatively since 2010. The majority of the charges were recorded in the Corporate/Other segment.

Details of the Company-wide Reorganization Program restructuring related charges are as follows (pretax, in thousands):

	Balance at December 31, 2011	2012 Provision/ Accrual	Utilized during 2012	Balance at December 31, 2012	Utilized during 2013	Balance at December 31, 2013
Restructuring charges:
Employee severance	$27	$—	$(27)	$—	$—	$—
Employment agreement buy-outs	368	—	(368)	—	—	—
Lease terminations	—	7,944	(1,189)	6,755	(2,309)	4,446
Other assets, fees and facility exit costs	—	731	(364)	367	(305)	62
Total restructuring charges	$395	8,675	$(1,948)	$7,122	$(2,614)	$4,508
Other related charges		281
Total restructuring and other related charges		$8,956

The remaining liabilities at December 31, 2013 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments).  The provision/accrual and corresponding payment amounts relating to employee severance were accounted for in accordance with the authoritative guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for in accordance with the authoritative guidance regarding accounting for costs associated with exit or disposal activities.

Note 18 - Commitments and Contingencies

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

On December 4, 2013, a complaint entitled United States, et al., ex rel. Raymond Dolan v. Omnicare, Inc., et al. was served on Omnicare. The initial complaint, filed under seal on January 19, 2010 in the U.S. District Court for the Northern District of Illinois, was brought by Raymond Dolan as a private party qui tam relator on behalf of the federal government and the States of Illinois and North Carolina. The relator filed a First Amended Complaint on February 11, 2014. The relator asserts violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into contracts with certain customer facilities in Illinois that included pricing for pharmaceuticals below Average Wholesale Price as well as other discounted pricing in return for referrals of business, allegedly in violation of the Stark Law, Medicare regulations, and the Anti-Kickback Statute. The U.S. Department of Justice notified the court on September 13, 2013 that it declined to intervene. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 26, 2013, a complaint entitled United States, et al., ex rel. Frank Kurnik v. Amgen, Inc., Omnicare, Inc., PharMerica Corp., and Kindred Healthcare, Inc., No. 3:11-cv-01464-JFA, was unsealed by the U.S. District Court for the District of South Carolina. The U.S. Department of Justice has notified the court that it intervened against Omnicare for the purposes of settlement. The complaint alleges violations of the False Claims Act stemming from activities in connection with agreements it had with the manufacturer of the pharmaceutical Aranesp that allegedly violated the Anti-Kickback Statute. In a previous filing, prior to the complaint being unsealed, the Company disclosed the underlying investigation by the U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina. The Company previously recorded a provision related to this matter. On November 20, 2013, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice, pursuant to which the Company will pay $4.2 million, plus reasonable attorneys’ fees, to settle the claims alleged in the complaint. This agreement in principle is subject to execution of definitive settlement documentation. The Company has updated the previous provision in its financial statements for the year ended December 31, 2013 to reflect the actual settlement amount and an estimate of legal fees. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be executed or as to the final terms of such settlement.

On November 18, 2013, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Omnicare, Inc., NeighborCare, Inc., PharMerica, Corp, and Managed Health Care Associates, Inc., No. 1:12-CIV-0275 was served on Omnicare. The initial complaint was filed under seal on January 12, 2012 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company dispensed certain brand medications in lieu of generic alternatives in violation of state board of pharmacy regulations or state Medicaid laws, and allegations that the Company dispensed expired medications in violation of Medicare regulations. The U.S. Department of Justice has notified the court that it declined to intervene in this action. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On July 29, 2013, a complaint entitled James D. “Buddy” Caldwell, Attorney General, ex rel. State of Louisiana v. Abbott Laboratories, Inc., et al., No. 603091, was served on Omnicare. The initial complaint was first filed against Abbott on June 30, 2011. Omnicare and other defendants were added on July 9, 2013. The complaint was brought by the Louisiana Attorney General alleging certain activities in connection with agreements Omnicare had with Abbott, the manufacturer of the pharmaceutical Depakote, violated the Louisiana Medical Assistance Program Integrity Laws and Unfair Trade Practices Act. On August 27, 2013, the Company removed this action to the United States District Court for the Middle District of Louisiana. On September 26, 2013, the State moved to remand the case to state court. The Company opposed the motion. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The action alleges civil violations of the federal False Claims Act and analogous Illinois state law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On September 16, 2013, the Company filed a motion to dismiss the relator’s claims. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On September 6, 2013 the relator filed a Third Amended Complaint. On November 5, 2013, the Company filed a motion to dismiss the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On August 30, 2013, the Company filed a motion to dismiss the complaint. On October 22, 2013, as part of the agreement in principle to settle the claims alleged in the Gale complaint (as described below), the Company agreed with the relator to settle certain federal claims alleged in the Silver complaint. The agreement in principle was not effectuated. On November 12, 2013, the relator filed his Third Amended Complaint and on December 6, 2013, the Company filed a Motion to Dismiss the Third Amended Complaint. On January 24, 2014, as part of the revised agreement in principle to settle the claims alleged in the Gale complaint, the Company agreed to pay $8.24 million and no attorneys’ fees to settle all state claims in the Silver complaint and the U.S. Department of Justice agreed to have all federal claims in the Silver complaint dismissed with prejudice. This agreement in principle is subject to approval by the federal and state governments and execution of definitive settlement documentation. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be executed or as to the final terms of such settlement.

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the “most favored customer” pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the court granted in part and denied in part the Company’s motion to dismiss. On October 22, 2013, the Company reached an agreement in principle, without admitting liability, with the relator, pursuant to which the Company agreed to pay $120 million, plus attorneys’ fees, to settle the relator’s alleged claims, as well as certain claims alleged in the Silver complaint (described above). On December 6, 2013, after approval by the U.S. Department of Justice, the Company and the relator executed settlement documentation. Prior to the case being dismissed, the court learned of a potential breach of the seal by the relator and potential misrepresentations by the relator and his attorneys and held a hearing on January 9, 2014 to reconsider the court’s prior order denying the Company’s motion for disqualification of the relator and dismissal of the action and the Company's additional motion for sanctions. Prior to the court’s decision on the reconsideration motion and a motion for sanctions against the relator and his attorneys, on January 24, 2014, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice (which moved to intervene in the case for the purpose of settlement), in which the Company agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and to pay $8.24 million and no attorneys’ fees to settle all the state claims alleged in the Silver complaint and the U.S. Department of Justice agreed to have federal claims alleged in the Silver complaint dismissed with prejudice. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator will pay the Company $4.24 million to settle the motion for sanctions. These agreements in principle are subject to approval by the federal and state governments and execution of definitive settlement documentation. The Company recorded a provision equal to the net settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2013. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be executed or as to the final terms of such settlement.

On August 4, 2011, a qui tam complaint, entitled United States ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, which was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the court. The U.S. Department of Justice declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.’s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the court granted the Company’s motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, the relator filed a Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. On May 17, 2013, the court granted in part and denied in part the Company’s motions to dismiss. The court dismissed all claims except those related to prescriptions filled for Fox patients between 2009 and 2010. On December 2, 2013, the Company filed a motion for summary judgment on all remaining claims in the case. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of Kentucky, alleging violations of federal securities laws in connection with alleged false and misleading statements with respect to the Company’s compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police

& Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The court has appointed lead counsel and a consolidated amended complaint was filed on May 11, 2012. The Company filed a motion to dismiss on July 16, 2012. On March 27, 2013, the court granted the Company’s motion to dismiss and dismissed all claims with prejudice. On April 26, 2013, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit appealing the District Court’s order dismissing the complaint with prejudice. The parties completed oral argument before the Sixth Circuit on January 30, 2014. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica, Inc., Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The court denied the Company’s motion to dismiss on June 1, 2012. Discovery is ongoing in this matter. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

The Drug Enforcement Administration (“DEA”) investigated alleged errors and deficiencies in paperwork requirements for controlled substance dispensing at several of the Company’s pharmacies in Ohio and the United States Attorney’s Office, Northern District of Ohio (“AUSA”), conducted an investigation relating to this matter. The AUSA conducted a criminal investigation of several current and former employees in connection with the DEA audits. The Company recorded a provision for this matter in the quarters ended December 31 and June 30, 2011 and December 31, 2010. On May 10, 2012, the Company agreed to a nationwide settlement of all matters subject to the DEA investigation in exchange for a payment of $50 million. The settlement included a release of all Omnicare owned pharmacies, all Omnicare joint venture pharmacies, and all present and former directors, officers, and employees from any civil penalty claim, or any administrative action, including denial, suspension, or revocation of any DEA registration, related to the subject matter of the investigation. The Company and current and former employees are no longer the subject of a criminal investigation by the AUSA in connection with the DEA audits.

The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, is investigating whether the Company’s activities in connection with agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

The U.S. Department of Justice is investigating whether certain of the Company's practices relating to customer collections violated the False Claims Act or the Anti-Kickback Statute.  The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.

On April 14, 2010, a purported shareholder derivative action, entitled Manville Personal Injury Settlement Trust v. Gemunder, et al., Case No. 10-CI-01212, was filed in Kentucky State Court, against members of the Board and certain current and former officers of the Company, individually, purporting to assert claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets arising out of alleged violations of federal and state laws prohibiting the payment of illegal kickbacks and the submission of false claims in connection with the Medicare and Medicaid healthcare programs. Plaintiff alleges that the Board and senior management caused the Company to violate these laws, which has resulted in over $100 million in fines and penalties paid by Omnicare and exposed the Company and certain individual defendants to potential civil and criminal liability. On April 27, 2011 the court entered an order denying defendants’ motion to dismiss the complaint for failure to make a pre-suit demand and failure to state a claim. Defendants filed a notice of appeal from the decision in the Kentucky Court of Appeals, and plaintiff moved to dismiss that appeal on the grounds that the order denying defendants’ motion to dismiss is not subject to an immediate appeal under Kentucky law. On October 6, 2011, the Kentucky Court of Appeals granted plaintiff’s motion on the grounds that the appeal was premature. The individual defendants have denied all allegations of wrongdoing. On August 8, 2013, the parties entered into a definitive agreement to settle the claims asserted by plaintiff and on October 29, 2013, after holding a hearing, the court approved the settlement and dismissed the case. The settlement provides for, among other things: (i) the release by plaintiff and the Company of all claims that have been or could have been asserted against the individual defendants arising out of or relating to the subject matter of the action; (ii) an explicit disclaimer of wrongdoing or liability on the part of the individual defendants; and (iii) the adoption or continuation by the Company of certain corporate governance measures, as well as the creation of a settlement fund, funded by insurance proceeds in the amount of $16.7 million (less plaintiff’s reasonable attorney fees), to be used by the Company over four years following the effective date of the settlement to implement, among other things, such corporate governance measures.

On January 8, 2010, a qui tam complaint, entitled United States et al., ex rel. Resnick and Nehls v. Omnicare, Inc., Morris Esformes, Phillip Esformes and Lancaster Ltd. d/b/a Lancaster Health Group, No. 1:07cv5777, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the State of Illinois have notified the court that they have declined to intervene in this action. The complaint was brought by Adam Resnick and Maureen Nehls as private party qui tam relators on behalf of the federal government and two state governments. The action alleges civil violations of the federal False Claims Act and certain state statutes based on allegations that Omnicare acquired certain institutional pharmacies at above-market rates in violation of the Anti-Kickback Statute and applicable state statutes. On December 1, 2010, Resnick filed a motion to withdraw as a relator, which the court granted on December 14, 2010. The Company recorded a provision for this matter in the quarter ended June 30, 2012. On June 24, 2013 the Company entered into an agreement with the remaining relator to voluntarily dismiss the action and made settlement payments in an aggregate amount of approximately $20 million. The U.S. Department of Justice and named states consented to the dismissal. On July 11, 2013, the court granted the relator’s stipulated motion to voluntarily dismiss the claims against the Company.

On June 11, 2010, a qui tam complaint, entitled United States ex rel. Stone v. Omnicare Inc., No. 1:09cv4319, that was filed under seal with the U.S. District Court in Chicago, Illinois was unsealed by the court. The U.S. Department of Justice and the various states named in the complaint have notified the court that they have declined to intervene in this action. The complaint was brought by John Stone, the Company’s former Vice President of Internal Audit, as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the False Claims Act and certain state statutes based on allegations that the Company submitted claims for reimbursement for certain ancillary services that did not conform with Medicare and Medicaid regulations, submitted claims for reimbursement from newly acquired pharmacies that were in violation of certain Medicaid and Medicare regulations, violated certain FDA regulations regarding the storage and handling of a particular drug, and violated certain Medicaid billing regulations relating to usual and customary charges. The relator also asserts against the Company a retaliatory discharge claim under the False Claims Act. Following the court’s order dismissing some claims with prejudice, on September 15, 2011, the relator filed an Amended Complaint in which he (i) repeated his claim that the Company submitted false claims for certain ancillary services that did not conform with Medicare and Medicaid regulations, (ii) included a new claim that the Company submitted false claims to the Nevada Medicaid program for a particular drug, and repeated his retaliatory discharge claim. The Company filed a motion to dismiss the Amended Complaint on November 15, 2011. The relator filed a response in opposition to that motion and on April 24, 2012, the court granted the Company’s motion to dismiss without prejudice all claims except the retaliatory discharge claim. On May 29, 2012, the relator filed a Second Amended Complaint. The Company filed a motion to dismiss on June 28, 2012 and on November 20, 2012 the court granted the Company’s motion to dismiss with prejudice all claims except the retaliatory discharge claim. The Company filed its Answer to the remaining claim on December 11, 2012. The parties entered into an agreement to settle the remaining claim. On April 15, 2013, the court granted the parties’ stipulation of dismissal with prejudice as to the relator and without prejudice as to the government.

On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, which was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the court granted the Company’s motion with prejudice as to the relator and without prejudice as to the United States. The relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the court denied the relator’s motion to reconsider. On November 16, 2012, the relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District Court’s denial of the motion to reconsider and granting of the Company’s motion to dismiss. The appeal of this matter has been submitted for decision to the Fourth Circuit. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc. The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013 the Company filed a petition for writ of certiorari in the United States Supreme Court.

On February 13, 2006, two substantially similar shareholder derivative actions, entitled Isak v. Gemunder, et al., and Fragnoli v. Hutton, et al., were filed in Kentucky State court against certain current and former members of Omnicare’s board of directors, individually, purporting to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment arising out of the Company’s alleged violations of federal and state health care laws based upon the same purportedly improper generic drug substitution that is the subject of the HOD Carriers class action described above. The Isak and Fragnoli cases were subsequently consolidated under Case No. 06-CI-00389 and given the caption In re Omnicare, Inc. Derivative Litigation. The plaintiffs’ amended complaint sought, among other things, damages, restitution and injunctive relief. The individual defendants have denied all allegations of wrongdoing. In 2007, the individual defendants moved to dismiss the plaintiffs’ amended complaint in its entirety. Following briefing, a hearing on that motion was held on August 21, 2007. On October 7, 2013, the parties entered into a definitive agreement to settle the claims asserted by plaintiffs. On December 3, 2013 the court, after holding a hearing, approved the settlement and dismissed the case. The settlement agreement provides for, among other things, the release by the plaintiffs and the Company of all claims that have been or could have been asserted against the individual defendants arising out of or relating to the subject matter of the action and an explicit disclaimer of wrongdoing or liability on the part of the individual defendants.

The years ended December 31, 2013, 2012 and 2011 included a $167.5 million, $49.4 million and $55.0 million charge, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income (Loss), primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states and a qui tam lawsuit, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income (Loss).

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

Note 19 - Segment Information

The Company is organized in two operating segments, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"). These segments are based on the operations of the underlying businesses and the customers they serve. The Company's larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services. LTC's customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides specialty pharmacy and key commercialization services for the biopharmaceutical industry. The primary components of the "Corporate/Other" segment are the Company's corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents information about the segments as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the years ended December 31,
2013:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$4,627,871	$1,384,003	$1,524	$6,013,398
Depreciation and amortization expense	(71,310)	(4,539)	(57,111)	(132,960)
Settlement, litigation and other related charges	(167,465)	—	—	(167,465)
Other charges, net	(45,950)	—	(53,852)	(99,802)
Operating income (loss) from continuing operations	420,646	113,243	(236,035)	297,854
2012:
Net sales	$4,789,551	$1,078,627	$10,286	$5,878,464
Depreciation and amortization expense	(69,582)	(8,431)	(50,524)	(128,537)
Settlement, litigation and other related charges	(49,175)	(200)	—	(49,375)
Other charges, net	(2,568)	—	(63,145)	(65,713)
Operating income (loss) from continuing operations	562,379	92,671	(244,715)	410,335
2011:
Net sales	$5,060,387	$820,965	$15,254	$5,896,606
Depreciation and amortization expense	(64,589)	(8,638)	(52,427)	(125,654)
Settlement, litigation and other related charges	(55,031)	—	—	(55,031)
Other charges, net	(15,049)	—	(1,044)	(16,093)
Operating income (loss) from continuing operations	476,418	69,038	(142,795)	402,661

The Company's continuing operations were primarily located in the U.S. with one pharmacy located in Canada, which was not material to the consolidated sales or total assets of Omnicare and was disposed of in the third quarter of 2012.

Note 20 - Summary of Quarterly Results (Unaudited)

The following table presents the Company's unaudited quarterly financial information for 2013 and 2012 (in thousands, except per share data). Reclassifications of prior-quarter amounts related to the Company's discontinued operations have been made to conform with the current-year presentation:

	First	Second	Third	Fourth	Full
2013	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,458,945	$1,503,116	$1,515,168	$1,536,169	$6,013,398
Cost of sales	1,109,241	1,143,601	1,163,197	1,176,497	4,592,536
Gross profit	349,704	359,515	351,971	359,672	1,420,862
Selling, general and administrative expenses	190,693	191,915	182,668	190,904	756,180
Provision for doubtful accounts	24,010	26,140	24,963	24,448	99,561
Settlement, litigation and other related charges	22,619	3,512	143,484	(2,150)	167,465
Other charges	4,006	31,268	61,632	2,896	99,802
Operating income (loss)	108,376	106,680	(60,776)	143,574	297,854
Interest expense, net of investment income	(29,462)	(29,624)	(34,925)	(29,859)	(123,870)
Income (loss) from continuing operations before income taxes	78,914	77,056	(95,701)	113,715	173,984
Income tax provision	30,600	29,754	(26,350)	55,088	89,092
Income (loss) from continuing operations	48,314	47,302	(69,351)	58,627	84,892
Income (loss) from discontinued operations	6,040	4,917	3,042	(142,323)	(128,324)
Net income (loss)	$54,354	$52,219	$(66,309)	$(83,696)	$(43,432)
Earnings per common share - Basic:(a)
Continuing operations	$0.47	$0.46	$(0.68)	$0.58	$0.83
Discontinued operations	0.06	0.05	0.03	(1.42)	(1.26)
Net income (loss)	$0.53	$0.51	$(0.65)	$(0.83)	$(0.43)
Earnings per common share - Diluted:(a)
Continuing operations	$0.45	$0.43	$(0.68)	$0.54	$0.78
Discontinued operations	0.06	0.04	0.03	(1.31)	(1.17)
Net income (loss)	$0.51	$0.48	$(0.65)	$(0.77)	$(0.39)
Dividends per common share	$0.14	$0.14	$0.14	$0.20	$0.62
Weighted average number of common shares outstanding:
Basic	103,210	102,867	101,811	100,470	102,080
Diluted	107,466	109,931	101,811	108,980	109,449
Comprehensive income (loss)	$54,330	$52,145	$(66,305)	$(83,323)	$(43,153)

	First	Second	Third	Fourth	Full
2012	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,520,263	$1,465,083	$1,430,920	$1,462,198	$5,878,464
Cost of sales	1,173,718	1,120,048	1,082,554	1,106,722	4,483,042
Gross profit	346,545	345,035	348,366	355,476	1,395,422
Selling, general and administrative expenses	187,944	189,668	191,753	202,639	772,004
Provision for doubtful accounts	24,061	23,728	23,695	26,511	97,995
Settlement, litigation and other related charges	7,203	26,093	4,931	11,148	49,375
Other charges	11,512	49,209	2,946	2,046	65,713
Operating income	115,825	56,337	125,041	113,132	410,335
Interest expense, net of investment income	(30,834)	(35,574)	(39,036)	(29,659)	(135,103)
Income from continuing operations before income taxes	84,991	20,763	86,005	83,473	275,232
Income tax provision	34,857	8,140	29,988	30,304	103,289
Income from continuing operations	50,134	12,623	56,017	53,169	171,943
Loss from discontinued operations	5,605	6,069	5,408	5,849	22,931
Net income	$55,739	$18,692	$61,425	$59,018	$194,874
Earnings per common share - Basic:(a)
Continuing operations	$0.45	$0.11	$0.51	$0.50	$1.57
Discontinued operations	0.05	0.05	0.05	0.05	0.21
Net income	$0.50	$0.17	$0.56	$0.55	$1.78
Earnings per common share - Diluted:(a)
Continuing operations	$0.43	$0.11	$0.50	$0.48	$1.52
Discontinued operations	0.05	0.05	0.05	0.05	0.20
Net income	$0.48	$0.17	$0.55	$0.54	$1.73
Dividends per common share	$0.07	$0.07	$0.14	$0.14	$0.42
Weighted average number of common shares outstanding:
Basic	111,487	110,580	109,315	106,773	109,531
Diluted	116,500	113,472	111,951	110,074	112,988
Comprehensive income (loss)	$56,161	$17,003	$63,354	$58,226	$194,744

Summary of Quarterly Results:

(a)
Earnings per share is calculated independently for each separately reported quarterly and full year period.  Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 21 - Guarantor Subsidiaries
The 2020 Notes, 2025 Notes, 2042 Notes and 2044 Notes are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured, joint and several basis by substantially all of the wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of December 31, 2013 and 2012 for the balance sheets, as well as the statements of comprehensive income and the statements of cash flows for each of the three years in the period ended December 31, 2013.  Management believes separate complete financial statements of the respective Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income
(in thousands)	For the years ended December 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$5,890,052	$123,346	$—	$6,013,398
Cost of sales	—	4,520,958	71,578	—	4,592,536
Gross profit	—	1,369,094	51,768	—	1,420,862
Selling, general and administrative expenses	4,802	733,529	17,849	—	756,180
Provision for doubtful accounts	—	97,612	1,949	—	99,561
Settlement, litigation and other related charges	—	167,465	—	—	167,465
Other charges	—	92,531	7,271	—	99,802
Operating (loss) income	(4,802)	277,957	24,699	—	297,854
Interest expense, net of investment income	(122,404)	(1,102)	(364)	—	(123,870)
(Loss) income from continuing operations before income taxes	(127,206)	276,855	24,335	—	173,984
Income tax (benefit) expense	(48,923)	125,859	12,156	—	89,092
Income (loss) income from continuing operations	(78,283)	150,996	12,179	—	84,892
Loss from discontinued operations	—	(128,267)	(57)	—	(128,324)
Equity in net income of subsidiaries	34,851	—	—	(34,851)	—
Net income (loss)	$(43,432)	$22,729	$12,122	$(34,851)	$(43,432)
Comprehensive income (loss)	$(43,153)	$22,729	$12,122	$(34,851)	$(43,153)
2012:
Net sales	$—	$5,744,768	$133,696	$—	$5,878,464
Cost of sales	—	4,399,305	83,737	—	4,483,042
Gross profit	—	1,345,463	49,959	—	1,395,422
Selling, general and administrative expenses	4,816	745,864	21,324	—	772,004
Provision for doubtful accounts	—	96,460	1,535	—	97,995
Settlement, litigation and other related charges	—	49,375	—	—	49,375
Other charges	35,092	34,633	(4,012)	—	65,713
Operating (loss) income	(39,908)	419,131	31,112	—	410,335
Interest expense, net of investment income	(133,368)	(1,089)	(646)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	418,042	30,466	—	275,232
Income tax (benefit) expense	(66,763)	159,786	10,266	—	103,289
Income (loss) from continuing operations	(106,513)	258,256	20,200	—	171,943
Income (loss) from discontinued operations	—	22,982	(51)	—	22,931
Equity in net income of subsidiaries	301,387	—	—	(301,387)	—
Net income	$194,874	$281,238	$20,149	$(301,387)	$194,874
Comprehensive income	$194,744	$281,238	$21,533	$(302,771)	$194,744
2011:
Net sales	$—	$5,774,760	$121,846	$—	$5,896,606
Cost of sales	—	4,522,575	81,045	—	4,603,620
Gross profit	—	1,252,185	40,801	—	1,292,986
Selling, general and administrative expenses	15,579	695,240	11,348	—	722,167
Provision for doubtful accounts	—	95,121	1,913	—	97,034
Settlement, litigation and other related charges	—	55,031	—	—	55,031
Other charges	—	16,093	—	—	16,093
Operating (loss) income	(15,579)	390,700	27,540	—	402,661
Interest expense, net of investment income	(158,621)	(1,476)	(6)	—	(160,103)
(Loss) income from continuing operations before income taxes	(174,200)	389,224	27,534	—	242,558
Income tax (benefit) expense	(66,753)	155,982	10,550	—	99,779
Income (loss) from continuing operations	(107,447)	233,242	16,984	—	142,779
Loss from discontinued operations	—	(52,521)	(3,334)	—	(55,855)
Equity in net income of subsidiaries	194,371	—	—	(194,371)	—
Net income	$86,924	$180,721	$13,650	$(194,371)	$86,924
Comprehensive income	$80,952	$180,721	$8,959	$(189,680)	$80,952

Note 21 - Guarantor Subsidiaries - Continued
Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$275,910	$68,050	$12,041	$—	$356,001
Restricted cash	—	5	—	—	5
Accounts receivable, net (including intercompany)	—	693,729	315,323	(313,368)	695,684
Inventories	—	505,567	6,851	—	512,418
Deferred income tax benefits, net-current	—	135,148	—	(54)	135,094
Other current assets	1,989	242,161	21,381	—	265,531
Current assets of discontinued operations	—	49,128	867	—	49,995
Total current assets	277,899	1,693,788	356,463	(313,422)	2,014,728
Properties and equipment, net	—	301,200	4,688	—	305,888
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	127,798	2,176	—	129,974
Other noncurrent assets	41,825	54,834	63	—	96,722
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Noncurrent assets of discontinued operations	—	87,047	31	—	87,078
Total assets	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$610,232	$793,461	$23,986	$(313,368)	$1,114,311
Current liabilities of discontinued operations	—	18,829	17	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	13,191	—	—	1,418,819
Deferred income tax liabilities, net-noncurrent	363,240	635,640	13,907	(54)	1,012,733
Other noncurrent liabilities	—	52,072	1,763	—	53,835
Noncurrent liabilities of discontinued operations	—	1,398	—	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	4,778,727	352,553	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846

As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$49,108	$11,838	$—	$444,620
Restricted cash	—	1,066	—	—	1,066
Accounts receivable, net (including intercompany)	—	814,863	197,263	(190,071)	822,055
Inventories	—	368,671	5,949	—	374,620
Deferred income tax benefits, net-current	—	137,736	—	(1,550)	136,186
Other current assets	1,765	246,687	14,871	(10,825)	252,498
Current assets of discontinued operations	—	57,017	797	—	57,814
Total current assets	385,439	1,675,148	230,718	(202,446)	2,088,859
Properties and equipment, net	—	266,270	6,590	—	272,860
Goodwill	—	4,024,263	37,040	—	4,061,303
Identifiable intangible assets, net	—	162,078	3,021	—	165,099
Other noncurrent assets	75,336	92,859	11,382	(16,313)	163,264
Investment in subsidiaries	5,453,702	(33)	33	(5,453,702)	—
Noncurrent assets of discontinued operations	—	237,879	—	—	237,879
Total assets	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$60,454	$570,272	$35,421	$(200,896)	$465,251
Current liabilities of discontinued operations	—	16,753	10	—	16,763
Long-term debt, notes and convertible debentures	2,012,807	17,223	5,000	(5,000)	2,030,030
Deferred income tax liabilities, net-noncurrent	335,504	559,405	21,301	(1,550)	914,660
Other noncurrent liabilities	—	65,187	—	(11,313)	53,874
Noncurrent liabilities of discontinued operations	—	2,974	—	—	2,974
Stockholders’ equity	3,505,712	5,226,650	227,052	(5,453,702)	3,505,712
Total liabilities and stockholders’ equity	$5,914,477	$6,458,464	$288,784	$(5,672,461)	$6,989,264

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(16,598)	$492,414	$(8,756)	$467,060
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(3,895)	—	(3,895)
Divestiture of businesses, net	—	1,250	10,408	11,658
Capital expenditures	—	(93,566)	(1,449)	(95,015)
Marketable securities	—	(365)	—	(365)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trusts	—	1,061	—	1,061
Other	(227)	(780)	—	(1,007)
Net cash flows (used in) from investing activities	(227)	(96,295)	8,959	(87,563)
Cash flows from financing activities:
Payments on term loans	(21,250)	—	—	(21,250)
Proceeds from long-term borrowings and obligations	—	—	—	—
Payments on long-term borrowings and obligations	(192,322)	—	—	(192,322)
Capped Call transaction	—	—	—	—
Fees paid for financing activities	(5,660)	—	—	(5,660)
(Decrease) increase in cash overdraft balance	(9,968)	10,441	—	473
Payments for Omnicare common stock repurchases	(220,971)	—	—	(220,971)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	15,819	—	—	15,819
Dividends paid	(62,928)	—	—	(62,928)
Other	406,341	(397,211)	—	9,130
Net cash flows used in financing activities	(90,939)	(386,770)	—	(477,709)
Net (decrease) increase in cash and cash equivalents	(107,764)	9,349	203	(98,212)
Less decrease in cash and cash equivalents of discontinued operations	—	(9,593)	—	(9,593)
(Decrease) increase in cash and cash equivalents of continuing operations	(107,764)	18,942	203	(88,619)
Cash and cash equivalents at beginning of year	383,674	49,108	11,838	444,620
Cash and cash equivalents at end of year	$275,910	$68,050	$12,041	$356,001

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(88,461)	$636,402	$(3,457)	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(34,873)	—	(34,873)
Divestiture of businesses, net	—	19,207	—	19,207
Capital expenditures	—	(94,527)	(2,397)	(96,924)
Marketable securities	(25,514)	—	496	(25,018)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trusts	—	1,326	—	1,326
Other	—	(3,108)	56	(3,052)
Net cash flows (used in) investing activities	(25,514)	(111,975)	(1,845)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped Call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)	—	—	(7,566)
Decrease in cash overdraft balance	(12)	(14,915)	—	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592	(552,986)	(694)	1,912
Net cash flows from (used in) financing activities	37,396	(567,901)	(694)	(531,199)
Net (decrease) increase in cash and cash equivalents	(76,579)	(43,474)	(5,996)	(126,049)
Less increase in cash and cash equivalents of discontinued operations	—	6,859	—	6,859
Decrease in cash and cash equivalents of continuing operations	(76,579)	(50,333)	(5,996)	(132,908)
Cash and cash equivalents at beginning of year	460,253	99,441	17,834	577,528
Cash and cash equivalents at end of year	$383,674	$49,108	$11,838	$444,620

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(118,642)	$665,702	$2,962	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(101,933)	—	(101,933)
Divestiture of businesses, net	—	13,099	—	13,099
Capital expenditures	—	(58,308)	(2,409)	(60,717)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	(275)	—	(275)
Other	—	(5,574)	(11)	(5,585)
Net cash flows (used in) investing activities	—	(152,991)	(2,420)	(155,411)
Cash flows from financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	613	—	(776,996)
Fees paid for financing activities	(13,780)			(13,780)
Increase (decrease) in cash overdraft balance	5,921	5,753	—	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842	(434,889)	1,574	2,527
Net cash flows from (used in) financing activities	118,117	(428,523)	1,574	(308,832)
Net increase (decrease) in cash and cash equivalents	(525)	84,188	2,116	85,779
Less increase in cash and cash equivalents of discontinued operations	—	549	1	550
Increase (decrease) in cash and cash equivalents of continuing operations	(525)	83,639	2,115	85,229
Cash and cash equivalents at beginning of year	460,778	15,802	15,719	492,299
Cash and cash equivalents at end of year	$460,253	$99,441	$17,834	$577,528

The 3.25% Convertible Debentures are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of December 31, 2013 and 2012 for the balance sheets, as well as the statements of comprehensive income and the statements of cash flows for each of the three years in the period ended December 31, 2013.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$6,013,398	$—	$6,013,398
Cost of sales	—	—	4,592,536	—	4,592,536
Gross profit	—	—	1,420,862	—	1,420,862
Selling, general and administrative expenses	4,802	1,732	749,646	—	756,180
Provision for doubtful accounts	—	—	99,561	—	99,561
Settlement, litigation and other related charges	—	—	167,465	—	167,465
Other charges	—	—	99,802	—	99,802
Operating (loss) income	(4,802)	(1,732)	304,388	—	297,854
Interest expense, net of investment income	(122,404)	—	(1,466)	—	(123,870)
(Loss) income from continuing operations before income taxes	(127,206)	(1,732)	302,922	—	173,984
Income tax (benefit) expense	(48,923)	(666)	138,681	—	89,092
(Loss) income from continuing operations	(78,283)	(1,066)	164,241	—	84,892
Loss from discontinued operations	—	—	(128,324)	—	(128,324)
Equity in net income of subsidiaries	34,851	—	—	(34,851)	—
Net income (loss)	$(43,432)	$(1,066)	$35,917	$(34,851)	$(43,432)
Comprehensive income (loss)	$(43,153)	$(1,066)	$35,917	$(34,851)	$(43,153)
2012:
Net sales	$—	$—	$5,878,464	$—	$5,878,464
Cost of sales	—	—	4,483,042	—	4,483,042
Gross profit	—	—	1,395,422	—	1,395,422
Selling, general and administrative expenses	4,816	1,438	765,750	—	772,004
Provision for doubtful accounts	—	—	97,995	—	97,995
Settlement, litigation and other related charges	—	—	49,375	—	49,375
Other charges	35,092	—	30,621	—	65,713
Operating (loss) income	(39,908)	(1,438)	451,681	—	410,335
Interest expense, net of interest income	(133,368)	—	(1,735)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	(1,438)	449,946	—	275,232
Income tax (benefit) expense	(66,763)	(557)	170,609	—	103,289
(Loss) income from continuing operations	(106,513)	(881)	279,337	—	171,943
Income from discontinued operations	—	—	22,931	—	22,931
Equity in net income of subsidiaries	301,387	—	—	(301,387)	—
Net income (loss)	$194,874	$(881)	$302,268	$(301,387)	$194,874
Comprehensive income (loss)	$194,744	$(881)	$303,652	$(302,771)	$194,744
2011:
Net sales	$—	$—	$5,896,606	$—	$5,896,606
Cost of sales	—	—	4,603,620	—	4,603,620
Gross profit	—	—	1,292,986	—	1,292,986
Selling, general and administrative expenses	15,579	1,467	705,121	—	722,167
Provision for doubtful accounts	—	—	97,034	—	97,034
Settlement, litigation and other related charges	—	—	55,031	—	55,031
Other charges	—	—	16,093	—	16,093
Operating (loss) income	(15,579)	(1,467)	419,707	—	402,661
Interest expense, net of investment income	(158,621)	—	(1,482)	—	(160,103)
(Loss) income from continuing operations before income taxes	(174,200)	(1,467)	418,225	—	242,558
Income tax (benefit) expense	(66,753)	(562)	167,094	—	99,779
(Loss) income from continuing operations	(107,447)	(905)	251,131	—	142,779
Loss from discontinued operations	—	—	(55,855)	—	(55,855)
Equity in net income of subsidiaries	194,371	—	—	(194,371)	—
Net income (loss)	$86,924	$(905)	$195,276	$(194,371)	$86,924
Comprehensive income (loss)	$80,952	$(905)	$190,585	$(189,680)	$80,952

Note 21 - Guarantor Subsidiaries - Continued
Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$275,910	$—	$80,091	$—	$356,001
Restricted cash	—	—	5	—	5
Accounts receivable, net (including intercompany)	—	210	695,684	(210)	695,684
Inventories	—	—	512,418	—	512,418
Deferred income tax benefits, net-current	—	—	135,094	—	135,094
Other current assets	1,989	—	263,542	—	265,531
Current assets of discontinued operations	—	—	49,995	—	49,995
Total current assets	277,899	210	1,736,829	(210)	2,014,728
Properties and equipment, net	—	19	305,869	—	305,888
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	129,974	—	129,974
Other noncurrent assets	41,825	19	54,878	—	96,722
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Noncurrent assets of discontinued operations	—	—	87,078	—	87,078
Total assets	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$610,232	$—	$504,289	$(210)	$1,114,311
Current liabilities of discontinued operations	—	—	18,846	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	—	13,191	—	1,418,819
Deferred income tax liabilities, net-noncurrent	363,240	—	649,493	—	1,012,733
Other noncurrent liabilities	—	—	53,835	—	53,835
Noncurrent liabilities of discontinued operations	—	—	1,398	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	248	5,131,032	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846

As of December 31, 2012:
ASSETS
Cash and cash equivalents	$383,674	$—	$60,946	$—	$444,620
Restricted cash	—	—	1,066	—	1,066
Accounts receivable, net (including intercompany)	—	204	822,055	(204)	822,055
Inventories	—	—	374,620	—	374,620
Deferred income tax benefits, net-current	—	—	137,736	(1,550)	136,186
Other current assets	1,765	—	250,733	—	252,498
Current assets of discontinued operations	—	—	57,814	—	57,814
Total current assets	385,439	204	1,704,970	(1,754)	2,088,859
Properties and equipment, net	—	22	272,838	—	272,860
Goodwill	—	—	4,061,303	—	4,061,303
Identifiable intangible assets, net	—	—	165,099	—	165,099
Other noncurrent assets	75,336	19	87,909	—	163,264
Investment in subsidiaries	5,453,702	—	—	(5,453,702)	—
Noncurrent assets of discontinued operations	—	—	237,879	—	237,879
Total assets	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$60,454	$54	$404,947	$(204)	$465,251
Current liabilities of discontinued operations	—	—	16,763	—	16,763
Long-term debt, notes and convertible debentures	2,012,807	—	17,223	—	2,030,030
Deferred income tax liabilities, net-noncurrent	335,504	—	580,706	(1,550)	914,660
Other noncurrent liabilities	—	—	53,874	—	53,874
Noncurrent liabilities of discontinued operations	—	—	2,974	—	2,974
Stockholders’ equity	3,505,712	191	5,453,511	(5,453,702)	3,505,712
Total liabilities and stockholders’ equity	$5,914,477	$245	$6,529,998	$(5,455,456)	$6,989,264

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2013:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(16,598)	$—	$483,658	$467,060
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(3,895)	(3,895)
Divestitures of businesses, net	—	—	11,658	11,658
Capital expenditures	—	—	(95,015)	(95,015)
Marketable securities	—	—	(365)	(365)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	1,061	1,061
Other	(227)	—	(780)	(1,007)
Net cash flows used in investing activities	(227)	—	(87,336)	(87,563)
Cash flows from financing activities:
Payments on term loans	(21,250)	—	—	(21,250)
Proceeds from long-term borrowings and obligations	—	—	—	—
Payments on long-term borrowings and obligations	(192,322)	—	—	(192,322)
Capped Call transaction	—	—	—	—
Fees paid for financing activities	(5,660)	—	—	(5,660)
Increase (decrease) in cash overdraft balance	(9,968)	—	10,441	473
Payments for Omnicare common stock repurchases	(220,971)	—	—	(220,971)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	15,819	—	—	15,819
Dividends paid	(62,928)	—	—	(62,928)
Other	406,341	—	(397,211)	9,130
Net cash flows (used in) financing activities	(90,939)	—	(386,770)	(477,709)
Net (decrease) increase in cash and cash equivalents	(107,764)	—	9,552	(98,212)
Less decrease in cash and cash equivalents of discontinued operations	—	—	(9,593)	(9,593)
(Decrease) increase in cash and cash equivalents of continuing operations	(107,764)	—	19,145	(88,619)
Cash and cash equivalents at beginning of year	383,674	—	60,946	444,620
Cash and cash equivalents at end of year	$275,910	$—	$80,091	$356,001

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(88,461)	$—	$632,945	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(34,873)	(34,873)
Divestitures of businesses, net	—	—	19,207	19,207
Capital expenditures	—	—	(96,924)	(96,924)
Marketable securities	(25,514)	—	496	(25,018)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	1,326	1,326
Other	—	—	(3,052)	(3,052)
Net cash flows used in investing activities	(25,514)	—	(113,820)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped Call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)	—	—	(7,566)
Increase (decrease) in cash overdraft balance	(12)	—	(14,915)	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592		(553,680)	1,912
Net cash flows from (used in) financing activities	37,396	—	(568,595)	(531,199)
Net decrease in cash and cash equivalents	(76,579)	—	(49,470)	(126,049)
Less increase in cash and cash equivalents of discontinued operations	—	—	6,859	6,859
Decrease in cash and cash equivalents of continuing operations	(76,579)	—	(56,329)	(132,908)
Cash and cash equivalents at beginning of year	460,253	—	117,275	577,528
Cash and cash equivalents at end of year	$383,674	$—	$60,946	$444,620

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows

(in thousands)

	For the year ended December 31,
2011:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(118,642)	$—	$668,664	$550,022
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(101,933)	(101,933)
Divestitures of businesses, net	—	—	13,099	13,099
Capital expenditures	—	—	(60,717)	(60,717)
Transfer of cash to trusts for employee health and severance costs, net of payments out of the trust	—	—	(275)	(275)
Other	—	—	(5,585)	(5,585)
Net cash flows used in investing activities	—	—	(155,411)	(155,411)
Cash flows used in financing activities:
Payments on term loans	(5,625)	—	—	(5,625)
Proceeds from long-term borrowings and obligations	600,000	—	—	600,000
Payments on long-term borrowings and obligations	(777,609)	—	613	(776,996)
Fees paid for financing activities	(13,780)		—	(13,780)
Increase (decrease) in cash overdraft balance	5,921	—	5,753	11,674
Payments for Omnicare common stock repurchases	(140,127)	—	—	(140,127)
Payments for stock awards and exercise of stock options, net of stock tendered in payment	30,712	—	—	30,712
Dividends paid	(17,217)	—	—	(17,217)
Other	435,842	—	(433,315)	2,527
Net cash flows from (used in) financing activities	118,117	—	(426,949)	(308,832)
Net increase (decrease) in cash and cash equivalents	(525)	—	86,304	85,779
Less increase in cash and cash equivalents of discontinued operations	—	—	550	550
Increase (decrease) in cash and cash equivalents of continuing operations	(525)	—	85,754	85,229
Cash and cash equivalents at beginning of year	460,778	—	31,521	492,299
Cash and cash equivalents at end of year	$460,253	$—	$117,275	$577,528

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation, as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control.  There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process that is designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S..  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment under the framework in Internal Control – Integrated Framework (1992), our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our audit committee and Section 16(a) compliance is included under the captions “Election of Directors,” “Governance of the Company and Board Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.  Information concerning our executive officers is also included under the caption “Executive Officers of the Company” in Item I of this Annual Report.  There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors as described in our Proxy Statement dated April 19, 2013.

Codes of Ethics.  We expect all of our employees to act in accordance with and to abide by the Omnicare “Code of Business Conduct and Ethics ” (the “Omnicare Code of Ethics”).  The Omnicare Code of Ethics is a set of business values and procedures that provides guidance to our employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of our business.

The Omnicare Code of Ethics applies to all employees including the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and other senior financial officers (the “Senior Financial Officers”) and our Board of Directors.  In addition to being bound by the Omnicare Code of Ethics' provisions about ethical conduct, conflicts of interest and compliance with law, Omnicare has adopted a Code of Ethics for the Senior Financial Officers.  We will furnish any person, without charge, a copy of the Code of Ethics for the Senior Financial Officers upon written request addressed to Omnicare, Inc., 900 Omnicare Center, 201 East Fourth Street, Cincinnati, OH 45202, Attn.:  Corporate Secretary.  A copy of the Omnicare Code of Ethics and the Code of Ethics for the Senior Financial Officers can also be found on our website at www.omnicare.com.  Any waiver of any provision of the Omnicare Code of Ethics or the Code of Ethics for the Senior Financial Officers granted to a Senior Financial Officer may only be granted by our Board of Directors or its Audit Committee.  If a waiver is granted, information concerning the waiver will be posted on our website at www.omnicare.com for a period of 12 months.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(c)
Equity compensation plans
approved by stockholders(a)	760	$36.37	3,035
Equity compensation plans
not approved by stockholders(b)	6	41.43	—
Total	766	$36.41	3,035

(a)	Includes the 1992 Long-Term Stock Incentive Plan and the 2004 Stock and Incentive Plan.

(b)
The 1998 Long-Term Employee Incentive Plan is the only such plan. For a discussion of the plan, see the "Stock-Based Employee Compensation" note of the Notes to Consolidated Financial Statements included at Item 8 of this Annual Report.

(c)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)               Financial Statements

Our 2013 Consolidated Financial Statements are included in Item 8 of this Annual Report.

(a)(2)               Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report.

(a)(3)               Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of February 2014.

OMNICARE, INC. /s/Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated February 19, 2014:

Signature	Title
/s/John L. Workman	Chief Executive Officer and Director
John L. Workman	(Principal Executive Officer)
/s/Robert O. Kraft	Senior Vice President and Chief Financial Officer
Robert O. Kraft	(Principal Financial and Accounting Officer)

James D. Shelton, Director*
John L. Bernbach, Director *
James G. Carlson, Director *
Mark A. Emmert, Ph.D, Director*
Steven J. Heyer, Director*
Samuel R. Leno, Director*
Andrea R. Lindell, Ph.D., RN, Director*
Barry M. Schochet, Director*
Amy Wallman, Director*

*Alexander M. Kayne, by signing his name hereto, signs this document on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the SEC.

/s/Alexander M. Kayne
Alexander M. Kayne (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Write-offs, (net of recoveries) and other	Balance at end of period
Allowance for uncollectible accounts receivable:
2013	$264,105	$99,561	$(161,064)	$202,602
2012	352,417	97,995	(186,307)	264,105
2011	396,907	97,034	(141,524)	352,417
Tax valuation allowance:
2013	$21,037	$5,431	$(2,309)	$24,159
2012	20,502	3,765	(3,230)	21,037
2011	18,418	4,151	(2,067)	20,502

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fourth Amended and Restated By-Laws of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on February 22, 2011).
4.1	Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2003).
4.2
Second Supplemental Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2003).

4.3
Guarantee Agreement of the Company relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2003).

4.4
Third Supplemental Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2005).

4.5	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2005).
4.6
Guarantee Agreement of the Company relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2005).

4.7
Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and SunTrust Bank, as trustee (including the Form of 3.25% Convertible Senior Debenture due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 16, 2005).

4.8
Sixth Supplemental Indenture, dated as of May 18, 2010, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of 7.75% Senior Subordinated Notes due 2020) (incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 2010).

4.9
Seventh Supplemental Indenture, dated as of December 7, 2010, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 3.75% Convertible Senior Subordinated Notes due 2025) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2010).

4.10
Eighth Supplemental Indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 3.75% Convertible Senior Subordinated Note due 2042) (incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2012).

4.11
Ninth Supplemental Indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 3.50% Convertible Senior Subordinated Note due 2044) (incorporated by reference to the Company's Current Report on Form 8-K filed on August 23, 2013).

10.1*	1998 Long-Term Employee Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 30, 1999).
10.2*	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 30, 1999).
10.3*	Amendment to 1998 Long-Term Employee Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 27, 2003).
10.4*	2004 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 9, 2004).
10.5*	Annual Incentive Plan for Senior Executive Officers (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 21, 2009).
10.6**	Prime Vendor Agreement for Pharmaceuticals with McKesson Corporation, dated as of July 27, 2010 (incorporated by reference to the Company's Quarterly Report filed on October 28, 2010).
10.7*	Employment Agreement between the Company and Alexander M. Kayne, dated as of April 1, 2011 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on April 28, 2011).

10.8*	Employment Agreement between the Company and Randall Carpenter, dated as of March 25, 2011.
10.9
Form of Exchange Agreement relating to the exchange of the Company's 3.75% Convertible Senior Subordinated Notes due 2025 for 3.75% Convertible Senior Subordinated Notes due 2042 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 29, 2012).

10.10*	Form of Stock Option Award Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on April 26, 2012).
10.11*	Form of Restricted Stock Award Agreement (officers) (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on April 26, 2012).
10.12*	Form of Restricted Stock Award Agreement (non-officer employees) (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on April 26, 2012).
10.13*	Form of Performance Restricted Stock Unit Award Agreement I (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on April 26, 2012).
10.14*	Separation Agreement between the Company and John G. Figueroa, dated as of June 20, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 25, 2012).
10.15*
Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among the Company, as the borrower, the lenders named therein, SunTrust Bank, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as co-documentation agents (incorporated by reference to the Company's Current Report on Form 8-K filed on October 4, 2012).

10.16*	Employment Letter between the Company and Kirsten Marriner, dated as of February 8, 2013.
10.17*	Separation Agreement, dated as of September 21, 2012 between Omnicare, Inc. and J.M. Stamps (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).
10.18*	Form of Performance Restricted Stock Unit Award Agreement II (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).
10.19*	Senior Executive Severance Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).
10.20*	Executive Severance Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).
10.21*	Deferred Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).
10.22
Confirmation relating to Accelerated Share Repurchase, dated November 29, 2012, between Omnicare, Inc. and Goldman, Sachs & Co. (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 19, 2013).

10.23*	Senior Executive Change in Control Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 24, 2013).
10.24
Form of Exchange Agreement relating to the exchange of the Company's 3.75% Convertible Senior Subordinated Notes due 2025 for 3.50% Convertible Senior Subordinated Notes due 2044 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 23, 2013).

10.25*
Amended and Restated Employment Agreement between the Company and John L. Workman, dated as of July 1, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on October 23, 2013).

10.26*
Amended and Restated Employment Agreement between the Company and Nitin Sahney, dated as of July 1, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on October 23, 2013).

10.27*	Form of Performance Restricted Stock Unit Award Agreement III.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
* Indicates management contract or compensatory arrangement.
** Confidential treatment granted as to certain portions, which have been filed separately with the SEC.