Form 10-Q
period 2014-03-31
OMNICARE INC
filed 2014-04-23
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	99,026,152	March 31, 2014

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2014

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Net sales	$1,571,038	$1,458,945
Cost of sales	1,212,584	1,109,241
Gross profit	358,454	349,704
Selling, general and administrative expenses	186,813	190,693
Provision for doubtful accounts	21,561	24,010
Settlement, litigation and other related charges	7,052	22,619
Other charges	10,276	4,006
Operating income	132,752	108,376
Interest expense, net of investment income	(29,441)	(29,462)
Income before income taxes	103,311	78,914
Income tax expense	39,673	30,600
Income from continuing operations	63,638	48,314
Income from discontinued operations	136	6,040
Net income	$63,774	$54,354

Earnings per common share - Basic
Continuing Operations	$0.65	$0.47
Discontinued Operations	—	0.06
Net income	$0.65	$0.53

Earnings per common share - Diluted
Continuing Operations	$0.59	$0.45
Discontinued Operations	—	0.06
Net income	$0.59	$0.51

Dividends per common share	$0.20	$0.14

Weighted average number of common shares outstanding:
Basic	98,566	103,210
Diluted	107,767	107,466

Comprehensive income	$63,997	$54,330

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$346,987	$356,001
Accounts receivable, less allowances of $180,361 (2013-$202,602)	755,620	695,684
Inventories	442,634	512,418
Deferred income tax benefits	126,738	135,094
Other current assets	277,113	265,536
Current assets of discontinued operations	46,659	49,995
Total current assets	1,995,751	2,014,728
Properties and equipment, at cost less accumulated depreciation of $268,209 (2013-$263,603)	317,856	305,888
Goodwill	4,057,456	4,057,456
Identifiable intangible assets, less accumulated amortization of $235,486 (2013-$227,657)	122,057	129,974
Other noncurrent assets	95,999	96,722
Noncurrent assets of discontinued operations	85,059	87,078
Total noncurrent assets	4,678,427	4,677,118
Total assets	$6,674,178	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$231,639	$181,022
Accrued employee compensation	45,593	50,240
Current debt	528,475	527,204
Other current liabilities	307,160	355,845
Current liabilities of discontinued operations	17,407	18,846
Total current liabilities	1,130,274	1,133,157
Long-term debt, notes and convertible debentures	1,417,491	1,418,819
Deferred income tax liabilities	1,023,415	1,012,733
Other noncurrent liabilities	54,649	53,835
Noncurrent liabilities of discontinued operations	840	1,398
Total noncurrent liabilities	2,496,395	2,486,785
Total liabilities	3,626,669	3,619,942
Commitments and contingencies (Note 8)
Convertible Debt (Note 5)	329,425	331,101
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 135,313,998 shares issued (2013-134,623,736 shares issued)	135,314	134,624
Paid-in capital	2,117,652	2,047,195
Retained earnings	1,737,771	1,693,799
Treasury stock, at cost - 36,287,846 shares (2013-34,013,923 shares)	(1,270,335)	(1,132,274)
Accumulated other comprehensive income (loss)	(2,318)	(2,541)
Total stockholders' equity	2,718,084	2,740,803
Total liabilities and stockholders' equity	$6,674,178	$6,691,846
The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three months ended March 31,

	2014	2013
Cash flows from operating activities:
Net income	$63,774	$54,354
(Income) from discontinued operations	(136)	(6,040)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,934	13,137
Amortization	19,802	18,852
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	(64,041)	17,640
Inventories	69,784	2,573
Current and noncurrent assets	(4,450)	(9,330)
Accounts payable	54,154	(5,977)
Accrued employee compensation	(4,647)	(25,136)
Current and noncurrent liabilities	23,412	46,391
Net cash flows from operating activities of continuing operations	171,586	106,464
Net cash flows from operating activities of discontinued operations	5,912	2,431
Net cash flows from operating activities	177,498	108,895
Cash flows from investing activities:
Disposition of business, net	3,629	—
Capital expenditures	(26,165)	(22,415)
Other	12	854
Net cash flows used in investing activities of continuing operations	(22,524)	(21,561)
Net cash flows used in investing activities of discontinued operations	(296)	(714)
Net cash flows used in investing activities	(22,820)	(22,275)
Cash flows from financing activities:
Payments on term loans	(5,313)	(5,313)
Payments on long-term borrowings and obligations	(39,030)	(1,684)
Decrease in cash overdraft balance	(3,537)	(9,774)
Payments for Omnicare common stock repurchases	(95,417)	(302)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	3,968	445
Dividends paid	(19,596)	(14,479)
Other	849	92
Net cash flows used in financing activities	(158,076)	(31,015)
Net increase (decrease) in cash and cash equivalents	(3,398)	55,605
Increase (decrease) in cash and cash equivalents of discontinued operations	5,616	1,717
Increase (decrease) in cash and cash equivalents of continuing operations	(9,014)	53,888
Cash and cash equivalents at beginning of period	356,001	444,620
Cash and cash equivalents at end of period	$346,987	$498,508

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2013 Annual Report on Form 10-K (“2013 Annual Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2013 Annual Report and any related updates included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  In 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. The results from operations for all periods presented have been revised to reflect the results of these businesses as discontinued operations, including related expenses. See additional information at the "Discontinued Operations" note. Certain reclassifications of prior year amounts, primarily related to the reclassification for discontinued operations, have been made to conform to the current year presentation.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $6 million and $5 million for the three months ended March 31, 2014 and 2013 respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of accounts receivable characteristics (in thousands):

March 31, 2014	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$234,075	$49,819	$283,894
Facility payors	357,955	132,088	490,043
Private Pay payors	78,768	83,276	162,044
Total gross accounts receivable	$670,798	$265,183	$935,981
December 31, 2013
Medicare (Part D and Part B), Medicaid and Third-Party payors	$195,544	$67,791	$263,335
Facility payors	328,444	146,751	475,195
Private Pay payors	75,655	84,101	159,756
Total gross accounts receivable	$599,643	$298,643	$898,286

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") by component and in the aggregate, follows (in thousands):

	March 31, 2014	December 31, 2013
Unrealized loss on fair value of investments	$(539)	$(702)
Pension and postemployment benefits	(1,779)	(1,839)
Total accumulated other comprehensive income (loss), net	$(2,318)	$(2,541)

The amounts are net of applicable tax benefits, which were not material at March 31, 2014 and December 31, 2013. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
March 31, 2014
Bond portfolio	$25,167	$—	$25,167	$—
7.75% interest rate swap agreements - fair value hedge	19,766	—	19,766	—
Derivatives	—	—	—	—
Total	$44,933	$—	$44,933	$—
December 31, 2013
Bond portfolio	$25,140	$—	$25,140	$—
7.75% interest rate swap agreements - fair value hedge	18,671	—	18,671	—
Derivatives	—	—	—	—
Total	$43,811	$—	$43,811	$—

The fair value of the Company’s fixed-rate debt facilities are shown at the "Debt" note.

Offsetting Assets and Liabilities

The Company has interest rate swap agreements (the "Interest Rate Swap Agreements") with multiple counterparties on its 7.75% Senior Subordinated Notes due 2020 (the "2020 Notes"), which are subject to this guidance. The following table presents the Interest Rate Swap Agreements offsetting securities as of March 31, 2014 and December 31, 2013

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
March 31, 2014
Swap A	$10,013	$—	$10,013	$—	$—	$10,013
Swap B	9,753	—	9,753	—	—	9,753
	$19,766	$—	$19,766	$—	$—	$19,766

December 31, 2013
Swap A	$9,408	$—	$9,408	$—	$—	$9,408
Swap B	9,263	—	9,263	—	—	9,263
	$18,671	$—	$18,671	$—	$—	$18,671

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.

Other Charges

Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three months ended March 31,
	2014	2013
Separation and other costs	$10,276	$3,469
Acquisition and other related costs	—	537
Total - other charges	$10,276	$4,006

Separation and Other Costs

In the three months ended March 31, 2014 and 2013, the Company recorded separation related costs and accelerated stock based compensation expense for certain employees of approximately $10 million and $3 million, respectively. These charges are reflected in the "Other charges" caption of the Consolidated Statement of Comprehensive Income and include charges related to the previously announced retirement of the Chief Executive Officer in the current quarter.

Restructuring and Other Related Charges

The Company continues to make payments in connection with its Company-wide Reorganization Program (the “CWR Program”), primarily related to certain severance amounts and its relocation of the corporate office. As of March 31, 2014, the Company has made cumulative payments of approximately $3 million for severance and other employee-related costs for the CWR Program.  The Company had liabilities related to the CWR Program of approximately $5 million at December 31, 2013, with utilization of approximately $1 million in the three months ended March 31, 2014. The remaining liabilities pursuant to the CWR Program of $4 million at March 31, 2014, represent amounts not yet paid relating to actions taken in connection with the CWR Program (primarily lease termination costs) and will be settled as these matters are finalized.

Common Stock Repurchase Program

In the three months ended March 31, 2014, the Company repurchased approximately 1.6 million shares through its authorized share repurchase program at an aggregate cost of approximately $95 million, for a cumulative amount of approximately 26 million shares of common stock repurchased at an aggregate cost of approximately $945 million from the inception of the share repurchase programs in May 2010 through March 31, 2014. In the three months ended March 31, 2013, the Company did not repurchase any shares through authorized share repurchase programs. The Company had approximately $405 million of share repurchase authority remaining as of March 31, 2014, which expires on December 31, 2015.

Capped Call

On April 2, 2012, the Company entered into capped call transactions with a counterparty, paying $48.1 million for the purchase of the capped calls, which were recorded as additional paid in capital. The capped call transactions are intended to reduce potential economic dilution upon conversion of the 3.75% Convertible Senior Subordinated Notes due 2042. The capped calls settle in tranches through March 2016, one of which settled in the first quarter of 2014. The adjusted strike price for the capped calls ranged from $40.96 to $41.05 and the adjusted cap price for the tranche settled in 2014 ranged from $56.75 to $56.88; the strike and cap prices adjust for the Company's dividend payments. The Company received approximately 0.6 million net shares upon settlement with a value of approximately $38 million.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company's consolidated results of operations, financial position and cash flows.

Note 3 - Discontinued Operations

In the fourth quarter of 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. In the first quarter of 2014, the Company finalized the sale of several of the retail operations for net proceeds of approximately $3 million. The results from operations for all periods presented have been revised to reflect the results of Hospice and Retail as discontinued operations.
Selected financial information related to the discontinued operations follows (in thousands):

	Three months ended March 31,
	2014	2013
Net Sales
Hospice	$48,357	$52,497
Retail	10,170	13,561
Net sales - total discontinued	58,527	66,058

Income (loss) from operations, pretax
Hospice	1,214	9,888
Retail	(474)	(114)
Income from operations - total discontinued, pretax	740	9,774

Income tax (benefit) expense
Hospice	776	3,783
Retail	(172)	(49)
Income tax expense - total discontinued	604	3,734

Income (loss) from discontinued operations
Hospice	438	6,105
Retail	(302)	(65)
Income (loss) from discontinued operations - total	$136	$6,040

Note 4 - Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014.

The Company’s intangible amortization expense for the three months ended March 31, 2014 and 2013 was approximately $8 million and $9 million, respectively.

Note 5 - Debt

The following table summarizes the Company's debt (in thousands):

	March 31, 2014	December 31, 2013
Revolving loans, due 2017	$—	$—
Senior term loan, due 2017	393,125	398,438
7.75% senior subordinated notes, due 2020	400,000	400,000
3.75% convertible senior subordinated notes, due 2025	132,375	132,408
4.00% junior subordinated convertible debentures, due 2033	307,122	307,153
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
Capitalized lease and other debt obligations	18,755	20,685
Subtotal	2,493,127	2,500,434
Add interest rate swap agreements	19,766	18,671
(Subtract) unamortized debt discount	(566,927)	(573,082)
(Subtract) current portion of debt	(528,475)	(527,204)
Total long-term debt, net	$1,417,491	$1,418,819

3.75% Convertible Senior Subordinated Notes, due 2025
Omnicare has outstanding approximately $132 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes"). The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $26.84 and the conversion threshold is $34.89 as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2025 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.  Accordingly, since the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature which had not yet been accreted to its face value.

4.00% Junior Subordinated Convertible Debentures, due 2033
Omnicare has outstanding $307 million aggregate principal amount of 4.00% Junior Subordinated convertible debentures, due 2033 (the “2033 Debentures”). The 2033 Debentures underlie the securities in the 4.00% Trust Preferred Income Equity Redeemable Securities ("Trust PIERS") of Omnicare Capital Trust I and Omnicare Capital Trust II (the "Series A Trust PIERS" and "Series B Trust PIERS", respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable trust, which assets consist solely of a corresponding amount of 2033 Debentures. The Series A Trust PIERS and the Series B Trust PIERS have identical terms, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter. The conversion price is $40.82 and the conversion threshold is $53.07 as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the Trust PIERS (and the underlying 2033 Debentures) were convertible by the holders and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.  Accordingly, since the terms of the majority of the 2033 Debentures require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature which had not yet been accreted to its face value.

In addition to the continued accrual of regular cash interest, contingent interest accrued on the Trust PIERS (and the underlying 2033 Debentures) for the period from December 15, 2013 to March 14, 2014 and will accrue for the period from March 15, 2014 to June 14, 2014 at a rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ended December 12, 2013 and March 13, 2014, respectively. Contingent cash interest of approximately $0.09 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 2033 Debentures) was paid on March 17, 2014 and contingent cash interest of approximately $0.09 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 2033 Debentures) is expected to be paid on June 16, 2014.

3.75% Convertible Senior Subordinated Notes, due 2042
Omnicare has outstanding $390 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes").  The holders may convert their 2042 Notes, prior to April 1, 2040, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after April 1, 2040 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $41.05 and the conversion threshold is $53.37 as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2042 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013. Accordingly, since the terms of the 2042 Notes require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature which had not yet been accreted to its face value.

As outlined above, many of the Company’s outstanding notes and debentures are convertible into cash and/or shares of Omnicare common stock upon certain specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such notes/debentures during the applicable measurement period (the "Convertible Notes"). In general, upon conversion, the Company will pay cash for the principal amount and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that the Company will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after the Company receives a holder’s notice of conversion. As of March 31, 2014, approximately $829 million in aggregate principal amount was convertible, which includes the 2025 Notes, the 2042 Notes and the 2033 Debentures.

The amount convertible at any given time is subject to change depending on factors such as the price of the Company’s common stock during the applicable measurement period. The Company cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present for conversion or the impact of any such conversions on results of operations, financial condition, liquidity or cash flows.

As of March 31, 2014, there was $393 million outstanding under the Company's term loan.  The interest rate on the term loan was 1.91% at March 31, 2014. As of March 31, 2014, the Company had no outstanding balance under its revolving credit facility, except for approximately $14 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

The weighted average floating interest rate on the Interest Rate Swap Agreements in the first quarter of 2014 was 4.20% versus the 7.75% stated rate on the corresponding 2020 Notes, which had a remaining principal balance of $400 million at March 31, 2014.

The Company amortized to expense approximately $1 million of deferred debt issuance costs during each of the three month periods ended March 31, 2014 and 2013.

Information relating to the Company's convertible securities at March 31, 2014 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$11,437	11.75	8.25%
4.00% junior subordinated convertible debentures, due 2033	$118,348	19.25	8.01%
3.25% convertible senior debentures, due 2035	$245,433	1.75	7.63%
3.75% convertible senior subordinated notes, due 2042	$167,941	28.00	7.30%
3.50% convertible senior subordinated notes, due 2044	$208,200	29.90	7.70%

The fair value of the Company’s fixed-rate debt facilities, excluding the Interest Rate Swap Agreements, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	March 31, 2014		December 31, 2013
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$400,000	$430,300	$400,000	$435,800
3.75% convertible senior subordinated notes, due 2025
Carrying value	87,848	—	87,310
Unamortized debt discount	44,527	—	45,098
Principal amount	132,375	299,200	132,408	306,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	186,773	—	186,136
Unamortized debt discount	120,349	—	121,017
Principal amount	307,122	450,300	307,153	455,900
3.25% convertible senior debentures, due 2035
Carrying value	397,146	—	393,126
Unamortized debt discount	30,354	—	34,374
Principal amount	427,500	454,800	427,500	457,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	225,465	—	225,014
Unamortized debt discount	164,535	—	164,986
Principal amount	390,000	582,600	390,000	592,800
3.50% convertible senior subordinated notes, due 2044
Carrying value	217,088	—	216,643
Unamortized debt discount	207,162	—	207,607
Principal amount	424,250	432,600	424,250	428,500

Note 6 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended March 31,
2014:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$63,638		$0.65
Income from discontinued operations	136		—
Net income	$63,774	98,566	$0.65
Effect of Dilutive Securities
Convertible securities	66	8,463
Stock options, units and awards	—	738
Diluted EPS
Income from continuing operations plus assumed conversions	$63,704		$0.59
Income from discontinued operations	136		—
Net income plus assumed conversions	$63,840	107,767	$0.59

	Three months ended March 31,
2013:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$48,314		$0.47
Income from discontinued operations	6,040		0.06
Net income	$54,354	103,210	$0.53
Effect of Dilutive Securities
Convertible securities	71	3,753
Stock options, warrants, units and awards	—	503
Diluted EPS
Income from continuing operations plus assumed conversions	$48,385		$0.45
Income from discontinued operations	6,040		0.06
Net income plus assumed conversions	$54,425	107,466	$0.51

EPS is reported independently for each amount presented.  Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average market price of a share of Omnicare stock on the New York Stock Exchange for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$26.84
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$77.88
3.75% convertible senior subordinated notes, due 2042	$41.05
3.50% convertible senior subordinated notes, due 2044	$70.00

Weighted average shares outstanding, assuming dilution, excludes the impact of immaterial amounts of stock options and stock awards for the three months ended March 31, 2014, and $2 million for the three months ended March 31, 2013, due to the exercise prices of these stock options and awards being greater than the average fair market value of our common stock during the period. Also, the Company has capped call provisions in place on our 3.75% convertible notes due 2042, which provide a hedge against economic dilution, but not against diluted share count under generally accepted accounting principles, up to an average stock price of approximately $68.75 through March 2016.

Note 8 - Commitments and Contingencies

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

On March 21, 2014, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Dr. Reddy’s Inc., Omnicare, Inc., and NeighborCare, Inc., No. 13-CIV-3779 was served on Omnicare. The initial complaint was filed under seal on June 4, 2013 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into rebate arrangements with a manufacturer of generic simvastatin allegedly in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On December 4, 2013, a complaint entitled United States, et al., ex rel. Raymond Dolan v. Omnicare, Inc., et al. was served on Omnicare. The initial complaint, filed under seal on January 19, 2010 in the U.S. District Court for the Northern District of Illinois, was brought by Raymond Dolan as a private party qui tam relator on behalf of the federal government and the States of Illinois and North Carolina. The relator filed a First Amended Complaint on February 11, 2014. The relator asserts violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into contracts with certain customer facilities in Illinois that included pricing for pharmaceuticals below Average Wholesale Price as well as other discounted pricing in return for referrals of business, allegedly in violation of the Stark Law, Medicare regulations, and the Anti-Kickback Statute. The U.S. Department of Justice notified the court on September 13, 2013 that it declined to intervene. On March 28, 2014, the Company filed a motion to dismiss the First Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 26, 2013, a complaint entitled United States, et al., ex rel. Frank Kurnik v. Amgen, Inc., Omnicare, Inc., PharMerica Corp., and Kindred Healthcare, Inc., No. 3:11-cv-01464-JFA, was unsealed by the U.S. District Court for the District of South Carolina. The U.S. Department of Justice has notified the court that it intervened against Omnicare for the purposes of settlement. The complaint alleges violations of the False Claims Act stemming from activities in connection with agreements it had with the manufacturer of the pharmaceutical Aranesp that allegedly violated the Anti-Kickback Statute. In a previous filing, prior to the complaint being unsealed, the Company disclosed the underlying investigation by the U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina. The Company previously recorded a provision related to this matter. On February 27, 2014, the Company agreed to a settlement of this matter in exchange for a payment of $4.2 million, which was accrued as of December 31, 2013. On February 28, 2014, the Court dismissed this case with prejudice.

On November 18, 2013, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Omnicare, Inc., NeighborCare, Inc., PharMerica Corporation, and Managed Health Care Associates, Inc., No. 1:12-CIV-0275 was served on Omnicare. The initial complaint was filed under seal on January 12, 2012 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company dispensed certain brand medications in lieu of generic alternatives in violation of state board of pharmacy regulations or state Medicaid laws, and allegations that the Company dispensed expired medications in violation of Medicare regulations. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On February 7, 2014, the relator filed a Second Amended Complaint. On February 28, 2014, the Company filed a motion to dismiss the Second Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The action alleges civil violations of the federal False Claims Act and analogous Illinois state law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On September 16, 2013, the Company filed a motion to dismiss the relator’s claims. On April 14, 2014, the court granted in part and denied in part the Company's motion to dismiss. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court.

The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On September 6, 2013, the relator filed a Third Amended Complaint. On November 5, 2013, the Company filed a motion to dismiss the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
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
On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the “most favored customer” pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the court granted in part and denied in part the Company’s motion to dismiss. On October 22, 2013, the Company reached an agreement in principle, without admitting liability, with the relator, pursuant to which the Company agreed to pay $120 million, plus attorneys’ fees, to settle the relator’s alleged claims, as well as certain claims alleged in the Silver complaint (described above). On December 6, 2013, after approval by the U.S. Department of Justice, the Company and the relator executed settlement documentation. Prior to the case being dismissed, the court learned of a potential breach of the seal by the relator and potential misrepresentations by the relator and his attorneys and held a hearing on January 9, 2014 to reconsider the court’s prior order denying the Company’s motion for disqualification of the relator and dismissal of the action and the Company's additional motion for sanctions. Prior to the court’s decision on the reconsideration motion and a motion for sanctions against the relator and his attorneys, on January 24, 2014, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice (which was granted leave to intervene on February 20, 2014), in which the Company agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and to pay $8.24 million and no attorneys’ fees to settle all the state claims alleged in the Silver complaint and the U.S. Department of Justice agreed to have federal claims alleged in the Silver complaint dismissed with prejudice. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator will pay the Company $4.24 million to settle the motion for sanctions. These agreements in principle are subject to approval by the federal and state governments and execution of definitive settlement documentation. The Company recorded a provision equal to the net settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2013. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be executed or as to the final terms of such settlement.
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
On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica Corporation, Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The court denied the Company’s motion to dismiss on June 1, 2012. Discovery is ongoing in this matter. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
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
On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, which was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the court granted the Company’s motion with prejudice as to the relator and without prejudice as to the United States. The relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the court denied the relator’s motion to reconsider. On November 16, 2012, the relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District

Court’s denial of the motion to reconsider and granting of the Company’s motion to dismiss. On February 21, 2014, the U.S. Court of Appeals for the Fourth Circuit upheld the United States District Court’s dismissal of the lawsuit with prejudice.
As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney’s Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General (“OIG”) with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties. Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts has increased and will continue to increase.
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects, and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers, and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc. The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013 the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari.
The three months ended March 31, 2014 and 2013 included charges of $7.1 million and approximately $22.6 million, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid, and other healthcare programs, the Company is subject to various inspections, audits, inquiries, and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries, and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income.

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations, and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. In addition to the inquiries discussed above, the Company from time to time receives government inquiries from federal and state agencies regarding compliance with various healthcare laws. The Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. Omnicare records accruals for such contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These matters are continuously being evaluated and, in many cases, are being contested by the Company and the outcome is not predictable.

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

Note 9 - Segment Information

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

	For the three months ended March 31,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,191,253	$379,672	$113	$1,571,038
Depreciation and amortization expense	(17,471)	(1,127)	(15,138)	(33,736)
Settlement, litigation and other related charges	(7,052)	—	—	(7,052)
Other charges	(2,511)	—	(7,765)	(10,276)
Operating income (loss)	152,584	31,729	(51,561)	132,752
2013:
Net sales	$1,141,585	$316,729	$631	$1,458,945
Depreciation and amortization expense	(18,030)	(1,103)	(12,856)	(31,989)
Settlement, litigation and other related charges	(22,619)	—	—	(22,619)
Other charges	(2,752)	—	(1,254)	(4,006)
Operating income (loss)	129,817	28,109	(49,550)	108,376

Note 10 - Guarantor Subsidiaries

The 2020 Notes, the 2025 Notes, the 2042 Notes, and the 3.50% Convertible Senior Subordinated Notes, due 2044 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2014 and December 31, 2013 for the balance sheets, as well as the three months ended March 31, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended March 31,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,540,006	$31,032	$—	$1,571,038
Cost of sales	—	1,194,399	18,185	—	1,212,584
Gross profit	—	345,607	12,847	—	358,454
Selling, general and administrative expenses	987	182,120	3,706	—	186,813
Provision for doubtful accounts	—	21,047	514	—	21,561
Settlement, litigation and other related charges	—	7,052	—	—	7,052
Other charges	—	10,276	—	—	10,276
Operating income (loss)	(987)	125,112	8,627	—	132,752
Interest expense, net of investment income	(29,156)	(285)	—	—	(29,441)
Income (loss) before income taxes	(30,143)	124,827	8,627	—	103,311
Income tax (benefit) expense	(11,671)	48,004	3,340	—	39,673
Income (loss) from continuing operations	(18,472)	76,823	5,287	—	63,638
Income (loss) from discontinued operations	—	171	(35)	—	136
Equity of net income of subsidiaries	82,246	—	—	(82,246)	—
Net income	$63,774	$76,994	$5,252	$(82,246)	$63,774
Comprehensive income	$63,997	$76,994	$5,252	$(82,246)	$63,997
2013:
Net sales	$—	$1,427,130	$31,815	$—	$1,458,945
Cost of sales	—	1,091,162	18,079	—	1,109,241
Gross profit	—	335,968	13,736	—	349,704
Selling, general and administrative expenses	1,006	184,978	4,709	—	190,693
Provision for doubtful accounts	—	23,532	478	—	24,010
Settlement, litigation and other related charges	—	22,619	—	—	22,619
Other charges	—	4,006	—	—	4,006
Operating income (loss)	(1,006)	100,833	8,549	—	108,376
Interest expense, net of investment income	(28,991)	(293)	(178)	—	(29,462)
Income (loss) before income taxes	(29,997)	100,540	8,371	—	78,914
Income tax (benefit) expense	(11,546)	38,924	3,222	—	30,600
Income (loss) from continuing operations	(18,451)	61,616	5,149	—	48,314
Income (loss) from discontinued operations	—	6,063	(23)	—	6,040
Equity of net income of subsidiaries	72,805	—	—	(72,805)	—
Net income	$54,354	$67,679	$5,126	$(72,805)	$54,354
Comprehensive income	$54,330	$67,679	$5,126	$(72,805)	$54,330

Note 10 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$284,410	$49,777	$12,800	$—	$346,987
Accounts receivable, net (including intercompany)	—	752,924	336,511	(333,815)	755,620
Inventories	—	435,847	6,787	—	442,634
Deferred income tax benefits, net-current	—	126,717	21	—	126,738
Other current assets	1,407	250,744	24,962	—	277,113
Current assets of discontinued operations	—	46,537	122	—	46,659
Total current assets	285,817	1,662,546	381,203	(333,815)	1,995,751
Properties and equipment, net	—	313,016	4,840	—	317,856
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	120,093	1,964	—	122,057
Other noncurrent assets	42,079	53,855	65	—	95,999
Noncurrent assets of discontinued operations	—	85,028	31	—	85,059
Investment in subsidiaries	5,059,898	—	—	(5,059,898)	—
Total assets	$5,387,794	$6,263,189	$416,908	$(5,393,713)	$6,674,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$37,402	$852,060	$28,745	$(333,815)	$584,392
Current portion of long term debt	528,475	—	—	—	528,475
Current liabilities of discontinued operations	—	17,404	3	—	17,407
Long-term debt, notes and convertible debentures	1,405,876	11,615	—	—	1,417,491
Deferred income tax liabilities	368,532	640,955	13,928	—	1,023,415
Other noncurrent liabilities	—	52,960	1,689	—	54,649
Noncurrent liabilities of discontinued operations	—	840	—	—	840
Convertible debt	329,425	—	—	—	329,425
Stockholders' equity	2,718,084	4,687,355	372,543	(5,059,898)	2,718,084
Total liabilities and stockholders' equity	$5,387,794	$6,263,189	$416,908	$(5,393,713)	$6,674,178
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$68,050	$12,041	$—	$356,001
Accounts receivable, net (including intercompany)	—	693,729	315,323	(313,368)	695,684
Inventories	—	505,567	6,851	—	512,418
Deferred income tax benefits, net-current	—	135,148	—	(54)	135,094
Other current assets	1,989	242,166	21,381	—	265,536
Current assets of discontinued operations	—	49,128	867	—	49,995
Total current assets	277,899	1,693,788	356,463	(313,422)	2,014,728
Properties and equipment, net	—	301,200	4,688	—	305,888
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	127,798	2,176	—	129,974
Other noncurrent assets	41,825	54,834	63	—	96,722
Noncurrent assets of discontinued operations	—	87,047	31	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$83,028	$793,461	$23,986	$(313,368)	$587,107
Current portion of long term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	18,829	17	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	13,191	—	—	1,418,819
Deferred income tax liabilities	363,240	635,640	13,907	(54)	1,012,733
Other noncurrent liabilities	—	52,072	1,763	—	53,835
Noncurrent liabilities of discontinued operations	—	1,398	—	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders' equity	2,740,803	4,778,727	352,553	(5,131,280)	2,740,803
Total liabilities and stockholders' equity	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846

Note 10 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three months ended March 31,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(1,854)	$178,130	$1,222	$177,498
Cash flows from investing activities:
Divestiture of businesses, net	—	3,629	—	3,629
Capital expenditures	—	(25,702)	(463)	(26,165)
Other	—	(284)	—	(284)
Net cash flows (used in) investing activities	—	(22,357)	(463)	(22,820)
Cash flows from financing activities:
Payments on terms loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(39,030)	—	—	(39,030)
Decrease in cash overdraft balance	(2,611)	(926)	—	(3,537)
Payments for Omnicare common stock repurchase	(95,417)	—	—	(95,417)
Dividends paid	(19,596)	—	—	(19,596)
Other	172,321	(167,504)	—	4,817
Net cash flows from (used in) financing activities	10,354	(168,430)	—	(158,076)
Net increase (decrease) in cash and cash equivalents	8,500	(12,657)	759	(3,398)
Increase (decrease) from discontinued operations	—	5,616	—	5,616
Net increase (decrease) from continuing operations	8,500	(18,273)	759	(9,014)
Cash and cash equivalents at beginning of period	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of period	$284,410	$49,777	$12,800	$346,987
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(3,365)	$114,407	$(2,147)	$108,895
Cash flows from investing activities:
Capital expenditures	—	(22,099)	(316)	(22,415)
Other	(227)	367	—	140
Net cash flows used in investing activities	(227)	(21,732)	(316)	(22,275)
Cash flows from financing activities:
Payments on term loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(1,684)	—	—	(1,684)
Increase (decrease) in cash overdraft balance	(10,900)	1,126	—	(9,774)
Payments for Omnicare common stock repurchases	(302)	—	—	(302)
Dividends paid	(14,479)	—	—	(14,479)
Other	89,860	(89,323)	—	537
Net cash flows from (used in) financing activities	57,182	(88,197)	—	(31,015)
Net increase (decrease) in cash and cash equivalents	53,590	4,478	(2,463)	55,605
Increase (decrease) from discontinued operations	—	1,717	—	1,717
Net increase (decrease) from continuing operations	53,590	2,761	(2,463)	53,888
Cash and cash equivalents at beginning of period	383,674	49,108	11,838	444,620
Cash and cash equivalents at end of period	$437,264	$51,869	$9,375	$498,508

Note 10 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% Convertible Senior Debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a wholly-owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of March 31, 2014 and December 31, 2013 for the balance sheets, as well as the three months ended March 31, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended March 31,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,571,038	$—	$1,571,038
Cost of sales	—	—	1,212,584	—	1,212,584
Gross profit	—	—	358,454	—	358,454
Selling, general and administrative expenses	987	436	185,390	—	186,813
Provision for doubtful accounts	—	—	21,561	—	21,561
Settlement, litigation and other related charges	—	—	7,052	—	7,052
Other charges	—	—	10,276	—	10,276
Operating income (loss)	(987)	(436)	134,175	—	132,752
Interest expense, net of investment income	(29,156)	—	(285)	—	(29,441)
Income (loss) before income taxes	(30,143)	(436)	133,890	—	103,311
Income tax (benefit) expense	(11,671)	(169)	51,513	—	39,673
Income (loss) from continuing operations	(18,472)	(267)	82,377	—	63,638
Income from discontinued operations	—	—	136	—	136
Equity of net income of subsidiaries	82,246	—	—	(82,246)	—
Net income (loss)	$63,774	$(267)	$82,513	$(82,246)	$63,774
Comprehensive income (loss)	$63,997	$(267)	$82,513	$(82,246)	$63,997
2013:
Net sales	$—	$—	$1,458,945	$—	$1,458,945
Cost of sales	—	—	1,109,241	—	1,109,241
Gross profit	—	—	349,704	—	349,704
Selling, general and administrative expenses	1,006	399	189,288	—	190,693
Provision for doubtful accounts	—	—	24,010	—	24,010
Settlement, litigation and other related charges	—	—	22,619	—	22,619
Other charges	—	—	4,006	—	4,006
Operating income (loss)	(1,006)	(399)	109,781	—	108,376
Interest expense, net of investment income	(28,991)	—	(471)	—	(29,462)
Income (loss) before income taxes	(29,997)	(399)	109,310	—	78,914
Income tax (benefit) expense	(11,546)	(154)	42,300	—	30,600
Income (loss) from continuing operations	(18,451)	(245)	67,010	—	48,314
Income from discontinued operations	—	—	6,040	—	6,040
Equity of net income of subsidiaries	72,805	—	—	(72,805)	—
Net income (loss)	$54,354	$(245)	$73,050	$(72,805)	$54,354
Comprehensive income (loss)	$54,330	$(245)	$73,050	$(72,805)	$54,330

Note 10 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$284,410	$—	$62,577	$—	$346,987
Accounts receivable, net (including intercompany)	—	188	755,620	(188)	755,620
Inventories	—	—	442,634	—	442,634
Deferred income tax benefits, net-current	—	—	126,738	—	126,738
Other current assets	1,407	—	275,706	—	277,113
Current assets of discontinued operations	—	—	46,659	—	46,659
Total current assets	285,817	188	1,709,934	(188)	1,995,751
Properties and equipment, net	—	17	317,839	—	317,856
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	122,057	—	122,057
Other noncurrent assets	42,079	19	53,901	—	95,999
Noncurrent assets of discontinued operations	—	—	85,059	—	85,059
Investment in subsidiaries	5,059,898	—	—	(5,059,898)	—
Total assets	$5,387,794	$224	$6,346,246	$(5,060,086)	$6,674,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$37,402	$—	$547,178	$(188)	$584,392
Current portion of long term debt	528,475	—	—	—	528,475
Current liabilities of discontinued operations	—	—	17,407	—	17,407
Long-term debt, notes and convertible debentures	1,405,876	—	11,615	—	1,417,491
Deferred income tax liabilities	368,532	—	654,883	—	1,023,415
Other noncurrent liabilities	—	—	54,649	—	54,649
Noncurrent liabilities of discontinued operations	—	—	840	—	840
Convertible debt	329,425	—	—	—	329,425
Stockholders' equity	2,718,084	224	5,059,674	(5,059,898)	2,718,084
Total liabilities and stockholders' equity	$5,387,794	$224	$6,346,246	$(5,060,086)	$6,674,178
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$—	$80,091	$—	$356,001
Accounts receivable, net (including intercompany)	—	210	695,684	(210)	695,684
Inventories	—	—	512,418	—	512,418
Deferred income tax benefits, net-current	—	—	135,094	—	135,094
Other current assets	1,989	—	263,547	—	265,536
Current assets of discontinued operations	—	—	49,995	—	49,995
Total current assets	277,899	210	1,736,829	(210)	2,014,728
Properties and equipment, net	—	19	305,869	—	305,888
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	129,974	—	129,974
Other noncurrent assets	41,825	19	54,878	—	96,722
Noncurrent assets of discontinued operations	—	—	87,078	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$83,028	$—	$504,289	$(210)	$587,107
Current portion of long term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	—	18,846	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	—	13,191	—	1,418,819
Deferred income tax liabilities	363,240	—	649,493	—	1,012,733
Other noncurrent liabilities	—	—	53,835	—	53,835
Noncurrent liabilities of discontinued operations	—	—	1,398	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders' equity	2,740,803	248	5,131,032	(5,131,280)	2,740,803
Total liabilities and stockholders' equity	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846

Note 10 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	Three months ended March 31,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(1,854)	$—	$179,352	$177,498
Cash flows from investing activities:
Disposition of businesses	—	—	3,629	3,629
Capital expenditures	—	—	(26,165)	(26,165)
Other	—	—	(284)	(284)
Net cash flows used in investing activities	—	—	(22,820)	(22,820)
Cash flows from financing activities:
Payments on terms loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(39,030)	—	—	(39,030)
Decrease in cash overdraft balance	(2,611)	—	(926)	(3,537)
Payments for Omnicare common stock repurchase	(95,417)	—	—	(95,417)
Dividends paid	(19,596)	—	—	(19,596)
Other	172,321	—	(167,504)	4,817
Net cash flows from (used in) financing activities	10,354	—	(168,430)	(158,076)
Net increase in cash and cash equivalents	8,500	—	(11,898)	(3,398)
Less increase in cash and cash equivalents of discontinued operations	—	—	5,616	5,616
Increase (decrease) in cash and cash equivalents of continuing operations	8,500	—	(17,514)	(9,014)
Cash and cash equivalents at beginning of period	275,910	—	80,091	356,001
Cash and cash equivalents at end of period	$284,410	$—	$62,577	$346,987
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(3,365)	$—	$112,260	$108,895
Cash flows from investing activities:
Capital expenditures	—	—	(22,415)	(22,415)
Other	(227)	—	367	140
Net cash flows used in investing activities	(227)	—	(22,048)	(22,275)
Cash flows from financing activities:
Payments on term loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(1,684)	—	—	(1,684)
Increase (decrease) in cash overdraft balance	(10,900)	—	1,126	(9,774)
Payments for Omnicare common stock repurchases	(302)	—	—	(302)
Dividends paid	(14,479)	—	—	(14,479)
Other	89,860	—	(89,323)	537
Net cash flows from (used in) financing activities	57,182	—	(88,197)	(31,015)
Net increase (decrease) in cash and cash equivalents	53,590	—	2,015	55,605
Less increase in cash and cash equivalents of discontinued operations	—	—	1,717	1,717
Increase in cash and cash equivalents of continuing operations	53,590	—	298	53,888
Cash and cash equivalents at beginning of period	383,674	—	60,946	444,620
Cash and cash equivalents at end of period	$437,264	$—	$61,244	$498,508

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Omnicare, Inc. Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report").  In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.”  You should also refer to the Consolidated Financial Statements and notes thereto and the MD&A, including critical accounting policies, for the year ended December 31, 2013, which appear in our 2013 Annual Report on Form 10-K (“2013 Annual Report”).

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

Executive Overview

Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. We operate two primary businesses, Long-Term Care Group ("LTC") and Specialty Care Group ("SCG"), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, we are the nation's largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. Through SCG, we provide specialty pharmacy and commercialization services for the biopharmaceutical industry. We leverage our specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes we provide to our customers. We service customers across the United States.

Through LTC, we operate the nation's largest institutional pharmacy business, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior citizen market, we have a high level of insight into geriatric pharmaceutical care. As of March 31, 2014, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC dispensed approximately 28.3 million prescriptions in the first quarter of 2014.

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

We believe we have an attractive business model, with a market leadership position in the long-term care market, and our position in the growing specialty care market supported by strong cash flows. We believe our business model is appropriately aligned with the interests of our customers, payors and patients. Many of the factors that benefit Omnicare, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on our key constituencies. As such, we believe we can play a role in lowering the country's healthcare costs while striving for positive patient outcomes.

In the first three months of 2014, SCG continued its strong financial performance primarily attributable to strong organic growth and higher than expected drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to drug price inflation along with continued organic bed growth, including additional beds resulting from our agreement to provide skilled nursing services for Kindred Healthcare, Inc. ("Kindred").

On April 2, 2012, we entered into capped call transactions with a counterparty. The capped call transactions are intended to reduce potential economic dilution upon conversion of the 3.75% Convertible Senior Subordinated Notes due 2042. The capped calls settle in four annual tranches through March 2016, one of which settled in the first quarter of 2014. We received approximately

0.6 million net shares upon settlement with a value of approximately $38 million. The remaining capped calls provide a hedge against economic dilution, but not against diluted share count under GAAP, up to an average stock price of approximately $68.75 per share through March 2016.

On March 25, 2014, we announced that our Chief Executive Officer, John L. Workman, will retire from the Company and our Board on or before December 31, 2014 and that effective upon his retirement, we have appointed Nitin Sahney, our current President and Chief Operating Officer, as our President and Chief Executive Officer and a member of our Board.

For a further description of our business activities, see the “Business” caption of Part I, Item 1 of the 2013 Annual Report.

Regulatory Matters Update

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
In March 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013, and payments made to Medicare Advantage organizations and Medicare Part D sponsors beginning April 1, 2013. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. We believe that this reduction in CMS payments to Medicare Part D plan sponsors generally does not directly affect the amounts that we are paid under our existing agreements with Medicare Part D plan sponsors. However, it is possible that the sequestration reductions could lead Medicare Part D plan sponsors to seek lower rates through renegotiation. There can be no assurances that sequestration or other future policies impacting federal spending on Medicare will not adversely affect our business.
Effective for federal fiscal year 2014, which began October 1, 2013, CMS has increased reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 1.3% compared to fiscal year 2013 levels. There can be no assurances, however, that Medicare reimbursement rates in future years will not be reduced.
Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had generally been calculated using wholesale acquisition cost will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. We submitted comments to CMS on various aspects of these draft FULs and methodology, including our assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date, although CMS has announced its intention to finalize the FULs for multiple source drugs in July 2014. CMS has also released proposed regulations relating to the calculation of AMP and FUL pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FUL do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. We submitted comments on these proposals. There can be no assurances that new FULs or other changes in reimbursement for drugs we provide under Medicaid will not adversely affect our business.
Consolidated Results of Operations for the Three Months Ended March 31, 2014

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted net income (in thousands).

	Three months ended March 31,
	2014	2013
Net sales	$1,571,038	$1,458,945
Operating income	132,752	108,376
Adjusted operating income (a)	150,080	135,001
Income from continuing operations	63,638	48,314
Adjusted income from continuing operations (a)	78,014	68,424

(a)
Adjusted operating income and Adjusted net income exclude certain items not considered part of our core operating results and certain non-cash charges. We believe that presenting these non-GAAP financial measures enhances investors' understanding of how management assesses the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. See the “Special Items” caption of this MD&A for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted net income to the most comparable GAAP financial measures.

Net sales for the three months ended March 31, 2014 were favorably impacted by the positive impact of drug price inflation in both LTC and SCG as well as a higher number of net beds served within LTC primarily related to organic growth, including our business with Kindred. Partially offsetting these factors were reductions in reimbursement coupled with competitive pricing issues. See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 22.8% in the three months ended March 31, 2014, versus 24.0% in the comparable prior year periods. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Favorably impacting gross profit dollars was the effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 11.9% in the three months ended March 31, 2014, versus 13.1% in the comparable prior year period. Operating expenses were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in our medical supply services business. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income for the three months ended March 31, 2014, was consistent with the prior year period.

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.

Long-Term Care Group Segment

	Three months ended March 31,
	2014	2013
Net sales	$1,191,253	$1,141,585
Operating income	$152,584	$129,817
Scripts dispensed	28,306	28,438

LTC net sales were favorably impacted by increased drug price inflation along with a higher average number of beds served related to our business with Kindred partially offset by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts, as well as reduction in sales due to the disposition of certain assets, primarily in our medical supply services business. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC's net sales.

Operating income in the first quarter of 2014 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", further discussed in the "Special Items" section of this MD&A. Operating income was favorably impacted largely by the favorable dollar effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Specialty Care Group Segment

	Three months ended March 31,
	2014	2013
Net sales	$379,672	$316,729
Operating income	$31,729	$28,109

SCG net sales were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies. We also saw year-over-year growth in our fee-for-service platforms.

SCG operating income was favorably affected primarily by the same factors as those impacting the net sales increase. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures, and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See discussion under the "Restructuring and Other Related Charges" section of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges ("Special Items"), enhances investors' understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three months ended March 31, 2014 and 2013 included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure.

	Three months ended March 31,
	2014	2013
Settlement, litigation and other related charges (i)	$7,052	$22,619
Other charges (ii)	10,276	4,006
Subtotal - operating expense Special Items	17,328	26,625
Amortization of discount on convertible notes (iii)	6,131	6,069
Total - Special Items	$23,459	$32,694
Total - Special items after tax (iv)	$14,376	$20,110

Operating income	$132,752	$108,376
Operating expense Special Items	17,328	26,625
Adjusted operating income	$150,080	$135,001

Income from continuing operations	$63,638	$48,314
Total Special Items - after tax	14,376	20,110
Adjusted income	$78,014	$68,424

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	We recorded non-cash interest expense from the amortization of debt discount on its convertible notes.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2014 were $347 million compared with $356 million at December 31, 2013.

We generated positive net cash flows from operating activities of continuing operations of $172 million during the three months ended March 31, 2014, compared with $106 million during the three months ended March 31, 2013.  Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in inventory and accounts payable, which was partially offset by the year-over-year change in accounts receivable. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of our convertible debentures and notes, which resulted in a net increase in our deferred tax liabilities during the three months ended March 31, 2014 and 2013 of $8 million and $6 million, respectively ($200 million cumulative, the recorded deferred tax liability, as of March 31, 2014).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash used in investing activities of continuing operations was $23 million and $22 million for the three months ended March 31, 2014 and 2013, respectively.  Our capital expenditures were $26 million for the first three months of 2014 versus $22 million in the same prior year period. These amounts primarily relate to investment in information technology systems and infrastructure, related to our ongoing investment in the business to improve operations and customer service. Also, the 2014 period includes approximately $4 million that we received for the divestiture of certain assets.

Net cash used in financing activities was $158 million for the three months ended March 31, 2014 as compared to $31 million for the prior year period. In the fourth quarter of 2013, holders of the 2033 Debentures presented $37.1 million and $0.7 million of the underlying Series B PIERS and Series A PIERS for conversion, respectively. The conversions were finalized in the first quarter of 2014, increasing the payments on long-term borrowings and obligations in the three months ended March 31, 2014.

In the three months ended March 31, 2014, we repurchased approximately 1.6 million shares through our authorized share repurchase program at an aggregate cost of approximately $95 million. Additionally, we received 0.6 million net shares from the settlement of a tranche of our capped call. In the three months ended March 31, 2013, we did not repurchase any shares of common stock under the share repurchase program. We had approximately $405 million of share repurchase authority remaining as of March 31, 2014.

On February 12, 2014, our Board of Directors approved a quarterly cash dividend of 20 cents per share, or 80 cents per share on an annualized basis for 2014, which is 29.0% higher than the 62 cents per share in dividends paid during 2013.  Further, aggregate dividends paid of $20 million during the three months ended March 31, 2014 were greater than those paid in the comparable prior year period by approximately $5 million.

At March 31, 2014, there was $393 million outstanding on the term loan. We had no outstanding balance under the revolving credit facility as of March 31, 2014 except for approximately $14 million of standby letters of credit, most of which are subject to automatic renewal, which leaves approximately $286 million available under the revolver as a source of liquidity.

Many of our outstanding notes and debentures are convertible into cash and/or shares of our common stock upon certain specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such notes/debentures during the applicable measurement period (the "Convertible Notes"). In general, upon conversion we will pay cash for the principal amount and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days from the date we receive a holder’s notice of conversion. For additional detail on the conversion features of the Convertible Notes, see the "Debt" note of the Notes to Consolidated Financial Statements in our 2013 Annual Report.

The amount convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of March 31, 2014, approximately $829 million in aggregate principal amount is convertible, which includes the 2025 Notes, the 2042 Notes and the 2033 Debentures. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present for conversion or the impact of any such conversions on our results of operations, financial condition, liquidity or cash flows.

There were no known material commitments and contingencies outstanding at March 31, 2014, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments and indemnification payments; separation payments; and the matters discussed in the "Commitments and Contingencies" note of the Notes to the Consolidated Financial Statements.

We believe that net cash flows from operating activities, existing cash balances, our revolving credit facility and external sources of financing that we believe are available, will be sufficient to satisfy our future working capital needs, debt servicing, satisfy conversion of the Convertible Notes, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard.  We may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.  In addition, no assurances can be given regarding our ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes our aggregate contractual obligations as of March 31, 2014, the nature of which are described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2013 Annual Report, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,474,372	$850,747	$42,500	$329,375	$1,251,750
Capital lease obligations	18,755	7,139	9,782	1,834	—
Operating lease obligations	101,976	21,931	35,343	25,059	19,643
Purchase obligations	50,894	42,860	4,802	3,232	—
Other current obligations	252,735	252,735	—	—	—
Other long-term obligations	43,194	—	38,915	2,096	2,183
Subtotal	2,941,926	1,175,412	131,342	361,596	1,273,576
Future interest costs relating to debt and capital lease obligations	1,568,070	85,282	169,122	161,216	1,152,450
Total contractual cash obligations	$4,509,996	$1,260,694	$300,464	$522,812	$2,426,026

Off-Balance Sheet Arrangements

A description of our Off-Balance Sheet Arrangements, for which there were no significant changes during the three months ended March 31, 2014, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 in the 2013 Annual Report.

Critical Accounting Policies
Refer to the Critical Accounting Policies section of Part II, Item 7 in the 2013 Annual Report. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of March 31, 2014 was $180 million, compared with $203 million at December 31, 2013.  The allowance for doubtful accounts represented 19.3% and 22.6% of gross accounts receivable (net of contractual allowance adjustments) as of March 31, 2014 and December 31, 2013, respectively.   Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of March 31, 2014 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $9 million.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K, Form 10-Q and Form 8-K reports filed with the SEC and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; the ability to attract new clients and service contracts and retain existing clients and service contracts; the ability to consummate pending acquisitions on favorable terms or at all; trends for the continued growth of our businesses;

trends in drug pricing; delays and reductions in reimbursement by the government and other payors to customers and to Omnicare; the overall financial condition of our customers and our ability to assess and react to such financial condition; the ability of vendors and business partners to continue to provide products and services to Omnicare; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain needed management; competition for qualified staff in the healthcare industry; variations in demand for our products and services; variations in costs or expenses; the ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, including its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price, and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long term care pharmacies or specialty pharmacies; government budgetary pressures and shifting priorities; federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of our contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or to the proportion of our business covered by specific contracts; the outcome of disputes and litigation; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances which result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; the final outcome of divestiture activities; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for our stock and in the financial markets generally; timing of conversions of our convertible debt; access to adequate capital and financing; changes in our credit ratings given by rating agencies; changes in tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; costs to comply with our Corporate Integrity Agreement; and unexpected costs and interruptions from the implementation of our new information technology system. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to variable interest rate risk through our variable interest debt and Interest Rate Swap agreements related to certain of our borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among our debt obligations is $393 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.91% at March 31, 2014 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). We have entered into Interest Rate Swap agreements on all $400 million aggregate principal outstanding of our 2020 Notes (the "7.75% Swap Agreements") Under the 7.75% Swap Agreements, which are designed to effectively lower our cost, but subject us to variable interest rate risk, we receive a fixed rate of 7.75% and pay a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%. The weighted average estimated LIBOR-based floating rate (including the 3.87% spread) was 4.20% at March 31, 2014 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). In addition, we have a bond portfolio comprised of high quality corporate bonds and government bonds that is managed by a third-party and had a fair value at March 31, 2014 of approximately $25 million (a 100 basis-point change in the interest rates of the entire portfolio would increase or decrease the fair value by approximately $0.3 million).

For information regarding the fair value of our fixed-rate debt facilities, see the "Debt" section of the “Significant Accounting Policies” note of the Notes to Consolidated Financial Statements.

See further discussion of our debt, bond portfolio, Interest Rate Swap agreements and derivative instruments at the “Debt” and “Fair Value” notes of the Notes to Consolidated Financial Statements for the year ended December 31, 2013 included in the 2013 Annual Report.

We do not have any financial instruments held for trading purposes.

ITEM 4 - CONTROLS AND PROCEDURES

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on such evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference, and should be read in conjunction with the related disclosures previously reported in the 2013 Annual Report.

ITEM 1A - RISK FACTORS

In addition to the risk factor below, certain information in the risk factor entitled “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” has been updated by the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2, of this Quarterly Report, which is incorporated by reference herein. You should carefully consider these risk factors below and other information in this Quarterly Report 10-Q and the risk factors discussed in "Part I, Item 1A: Risk Factors" and other risks discussed in our 2013 Annual Report. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

We have substantial outstanding debt, including convertible debt, and could incur more debt in the future. Any failure to meet our debt obligations, including obligations to fund conversions, would adversely affect our business and financial condition.
At March 31, 2014, our total consolidated long-term debt plus the portion of current debt representing notes and debentures that are currently convertible, accounted for approximately 41.7% of total capitalization. In addition, we and our subsidiaries may be able to incur substantial additional debt in the future. The instruments governing our current indebtedness contain restrictions on our incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.
The degree to which we are leveraged could have important consequences, including:

•
a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	our vulnerability in the event of a downturn in our business, our industry or the economy in general.

Many of our outstanding notes and debentures are convertible into cash and/or shares of our common stock upon certain specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of notes/debentures during the applicable measurement period (the "Convertible Notes") In general, upon conversion we will pay cash for the principal amount and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days from the date we receive a holder’s notice of conversion. For additional detail on the conversion features of the Convertible Notes, see the "Debt" note of the Notes to Consolidated Financial Statements in our 2013 Annual Report.

The amount convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of March 31, 2014, the 2025 Notes, the 2042 Notes and the 2033 Debentures are convertible, which is approximately $829 million in aggregate principal. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present for conversion or the impact of any such conversions on our results of operations, financial condition, liquidity or cash flows.
Our ability to make payments on and to refinance our debt and to satisfy conversions of the Convertible Notes will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt, satisfy conversions of the Convertible Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including any credit facilities, on commercially reasonable terms or at all.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we made of shares of our common stock during three months ended March 31, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(d)
January 1 - 31, 2014	1,213	$61.97	1,210	$425,022
February 1 - 28, 2014	345	61.87	—	425,010
March 1 - 31, 2014	690	58.50	350	404,613
Total	2,248	$60.89	1,560	$404,613

(a)
Includes approximately 64 thousand shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the "Withheld Shares").

(b)
Includes 0.6 million shares of our common stock that we acquired in February and March 2014 in connection with our exercise of capped call options on a net share settled basis. The capped call options are part of a capped call transaction we entered into in April 2012 to hedge the risk of price appreciation on the shares of common stock into which our 3.75% Convertible Senior Subordinated Notes due 2042 are convertible. Upon exercise of the options, we elected to receive net shares in lieu of cash. These shares do not count against the limits established under our share repurchase program. For additional information on the capped call options, see Note 2 to the unaudited Consolidated Financial Statements.

(c)
The average price per share for each month in the fiscal quarter and for the three-month period was calculated by dividing (a)(i) the sum for the applicable period of the aggregate value of the tax withholding obligations, (ii) in January and March, the aggregate amount we paid for shares acquired under our stock repurchase program, and (iii) in February and March, the value of the shares acquired upon exercise of the capped call options, by (b)(i) the sum of the number of Withheld Shares, (ii) in January and March, the number of shares acquired under our stock repurchase program, and (iii) in February and March, the net shares acquired upon exercise of the capped call options.

(d)
On December 4, 2013, our Board of Directors approved a $500 million share repurchase program, which expires on December 31, 2015. In the three months ended March 31, 2014, we repurchased approximately 1.6 million shares under this program at an aggregate cost of approximately $95 million. We had approximately $405 million of share repurchase authority remaining as of March 31, 2014.

ITEM 6 - EXHIBITS
See Exhibit Index.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.

Date:	April 23, 2014	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fourth Amended and Restated By-Laws of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on February 22, 2011).
10.1*	Separation and General Release Agreement, dated as of February 27, 2014, between the Company and Randall Carpenter.
10.2*	Amended and Restated Employment Agreement, dated as of April 14, 2014, between the Company and Nitin Sahney.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory arrangement.