Form 10-Q
period 2014-06-30
OMNICARE INC
filed 2014-07-23
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	97,852,076	June 30, 2014

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2014

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$1,610,584	$1,503,116	$3,181,622	$2,962,061
Cost of sales	1,256,354	1,143,601	2,468,938	2,252,842
Gross profit	354,230	359,515	712,684	709,219
Selling, general and administrative expenses	184,063	191,915	370,876	382,608
Provision for doubtful accounts	21,090	26,140	42,651	50,150
Settlement, litigation and other related charges	7,547	3,512	14,599	26,131
Other charges	11,284	31,268	21,560	35,274
Operating income	130,246	106,680	262,998	215,056
Interest expense, net of investment income	(29,980)	(29,624)	(59,421)	(59,086)
Income before income taxes	100,266	77,056	203,577	155,970
Income tax expense	39,020	29,754	78,693	60,354
Income from continuing operations	61,246	47,302	124,884	95,616
Income (loss) from discontinued operations	(39,275)	4,917	(39,139)	10,957
Net income	$21,971	$52,219	$85,745	$106,573

Earnings (loss) per common share - Basic
Continuing Operations	$0.63	$0.46	$1.28	$0.93
Discontinued Operations	(0.40)	0.05	(0.40)	0.11
Net income	$0.23	$0.51	$0.88	$1.03

Earnings (loss) per common share - Diluted
Continuing Operations	$0.58	$0.43	$1.17	$0.88
Discontinued Operations	(0.37)	0.04	(0.37)	0.10
Net income	$0.21	$0.48	$0.80	$0.98

Dividends per common share	$0.20	$0.14	$0.40	$0.28

Weighted average number of common shares outstanding:
Basic	96,999	102,867	97,777	103,038
Diluted	106,054	109,931	106,906	108,736

Comprehensive income	$22,015	$52,145	$86,012	$106,475

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$314,726	$356,001
Accounts receivable, less allowances of $191,961 (2013-$202,602)	693,213	695,684
Inventories	407,790	512,418
Deferred income tax benefits	108,212	135,094
Other current assets	291,220	265,536
Current assets of discontinued operations	42,029	49,995
Total current assets	1,857,190	2,014,728
Properties and equipment, at cost less accumulated depreciation of $282,268 (2013-$263,603)	325,253	305,888
Goodwill	4,060,683	4,057,456
Identifiable intangible assets, less accumulated amortization of $242,771 (2013-$227,657)	114,172	129,974
Other noncurrent assets	104,623	96,722
Noncurrent assets of discontinued operations	40,909	87,078
Total noncurrent assets	4,645,640	4,677,118
Total assets	$6,502,830	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$245,581	$181,022
Accrued employee compensation	63,091	50,240
Current debt	494,738	527,204
Other current liabilities	273,693	355,845
Current liabilities of discontinued operations	18,044	18,846
Total current liabilities	1,095,147	1,133,157
Long-term debt, notes and convertible debentures	1,417,619	1,418,819
Deferred income tax liabilities	1,022,697	1,012,733
Other noncurrent liabilities	56,507	53,835
Noncurrent liabilities of discontinued operations	537	1,398
Total noncurrent liabilities	2,497,360	2,486,785
Total liabilities	3,592,507	3,619,942
Commitments and contingencies (Note 8)
Convertible Debt (Note 5)	310,299	331,101
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 135,403,135 shares issued (2013-134,623,736 shares issued)	135,403	134,624
Paid-in capital	2,071,650	2,047,195
Retained earnings	1,740,371	1,693,799
Treasury stock, at cost - 37,551,059 shares (2013-34,013,923 shares)	(1,345,126)	(1,132,274)
Accumulated other comprehensive loss	(2,274)	(2,541)
Total stockholders' equity	2,600,024	2,740,803
Total liabilities and stockholders' equity	$6,502,830	$6,691,846

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six months ended June 30,

	2014	2013
Cash flows from operating activities:
Net income	$85,745	$106,573
Loss (income) from discontinued operations	39,139	(10,957)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	28,277	27,085
Amortization	38,820	38,402
Debt redemption loss	8,414	—
Loss from disposition	520	28,786
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	(14,436)	73,319
Inventories	104,580	(17,797)
Current and noncurrent assets	(10,418)	(15,192)
Accounts payable	71,429	1,855
Accrued employee compensation	12,851	(8,823)
Current and noncurrent liabilities	25,299	43,913
Net cash flows from operating activities of continuing operations	390,220	267,164
Net cash flows from (used in) operating activities of discontinued operations	6,160	(4,495)
Net cash flows from operating activities	396,380	262,669
Cash flows from investing activities:
Disposition of businesses, net	7,114	675
Capital expenditures	(48,023)	(46,302)
Other	40	327
Net cash flows used in investing activities of continuing operations	(40,869)	(45,300)
Net cash flows used in investing activities of discontinued operations	(730)	(535)
Net cash flows used in investing activities	(41,599)	(45,835)
Cash flows from financing activities:
Payments on term loans	(10,625)	(10,626)
Payments on long-term borrowings and obligations	(175,115)	(3,434)
Decrease in cash overdraft balance	(6,870)	(10,233)
Payments for Omnicare common stock repurchases	(160,438)	(100,302)
Proceeds (outflows) for stock awards and exercise of stock options, net of stock tendered in payment	(2,720)	16,532
Dividends paid	(38,979)	(28,766)
Other	4,121	1,142
Net cash flows used in financing activities	(390,626)	(135,687)
Net (decrease) increase in cash and cash equivalents	(35,845)	81,147
Increase (decrease) in cash and cash equivalents of discontinued operations	5,430	(5,030)
(Decrease) increase in cash and cash equivalents of continuing operations	(41,275)	86,177
Cash and cash equivalents at beginning of period	356,001	444,620
Cash and cash equivalents at end of period	$314,726	$530,797

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company's 2013 Annual Report on Form 10-K (“2013 Annual Report”), and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and disclosures normally included in the annual financial statements have been condensed or omitted.  The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the 2013 Annual Report and any related updates included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  In 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. The results from operations for all periods presented reflect the results of these businesses as discontinued operations, including related expenses. See additional information at the "Discontinued Operations" note. Certain reclassifications of prior year amounts, primarily related to the reclassification for discontinued operations, have been made to conform to the current year presentation.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $5 million and $11 million for the three and six months ended June 30, 2014 and $5 million and $9 million for the three and six months ended June 30, 2013, respectively.

Accounts Receivable

The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of accounts receivable characteristics (in thousands):

June 30, 2014	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$213,869	$51,289	$265,158
Facility payors	326,672	130,346	457,018
Private Pay payors	76,507	86,491	162,998
Total gross accounts receivable	$617,048	$268,126	$885,174
December 31, 2013
Medicare (Part D and Part B), Medicaid and Third-Party payors	$195,544	$67,791	$263,335
Facility payors	328,444	146,751	475,195
Private Pay payors	75,655	84,101	159,756
Total gross accounts receivable	$599,643	$298,643	$898,286

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") by component and in the aggregate, follows (in thousands):

	June 30, 2014	December 31, 2013
Unrealized loss on fair value of investments	$(555)	$(702)
Pension and postemployment benefits	(1,719)	(1,839)
Total accumulated other comprehensive loss, net	$(2,274)	$(2,541)

The amounts are net of applicable tax benefits, which were not material at June 30, 2014 and December 31, 2013. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income.

Fair Value

The Company’s financial assets and liabilities, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
June 30, 2014
Bond portfolio	$25,203	$—	$25,203	$—
7.75% interest rate swap agreements - fair value hedge	22,088	—	22,088	—
Derivatives	—	—	—	—
Total	$47,291	$—	$47,291	$—
December 31, 2013
Bond portfolio	$25,140	$—	$25,140	$—
7.75% interest rate swap agreements - fair value hedge	18,671	—	18,671	—
Derivatives	—	—	—	—
Total	$43,811	$—	$43,811	$—

The fair value of the Company’s fixed-rate debt facilities are shown at the "Debt" note.

Offsetting Assets and Liabilities

The Company has interest rate swap agreements (the "Interest Rate Swap Agreements") with multiple counterparties on its 7.75% Senior Subordinated Notes due 2020 (the "2020 Notes"). The following table presents the Interest Rate Swap Agreements offsetting securities as of June 30, 2014 and December 31, 2013 (in thousands):

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
June 30, 2014
Swap A	$11,195	$—	$11,195	$—	$—	$11,195
Swap B	10,893	—	10,893	—	—	10,893
	$22,088	$—	$22,088	$—	$—	$22,088

December 31, 2013
Swap A	$9,408	$—	$9,408	$—	$—	$9,408
Swap B	9,263	—	9,263	—	—	9,263
	$18,671	$—	$18,671	$—	$—	$18,671

Income Taxes

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.

Other Charges

Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Debt related costs	$7,760	$—	$7,760	$—
Disposition of businesses	520	28,786	520	28,786
Separation and other costs	3,004	719	13,280	4,188
Acquisition and other related costs	—	1,763	—	2,300
Total - other charges	$11,284	$31,268	$21,560	$35,274

See the "Debt" note for additional details on the debt related costs.

Disposition of Businesses

In the second quarter of 2013, the Company completed the disposition of certain assets in its Medical Supply Services business which was not considered significant to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $29 million ($18 million after-tax) in the three and six months ended June 30, 2013. These charges are reflected in the "Other charges" caption of the Consolidated Statements of Comprehensive Income.

Separation and Other Costs

In the three and six months ended June 30, 2014, the Company recorded separation related costs and accelerated stock based compensation expense for certain employees of approximately $3 million and $13 million, respectively, including charges related to retirement of the Chief Executive Officer in the second quarter of 2014. In the three and six months ended June 30, 2013, the Company recorded separation related costs for certain employees of approximately $1 million and $4 million, respectively. These charges are reflected in the "Other charges" caption of the Consolidated Statement of Comprehensive Income.

Restructuring and Other Related Charges

The Company continues to make payments in connection with its Company-wide Reorganization Program (the “CWR Program”), primarily related to certain severance amounts and its relocation of the corporate office. As of June 30, 2014, the Company has made cumulative payments of approximately $3 million for severance and other employee-related costs for the CWR Program.  The Company had liabilities related to the CWR Program of approximately $5 million at December 31, 2013, with utilization of approximately $1 million in the six months ended June 30, 2014. The remaining liabilities pursuant to the CWR Program of $4 million at June 30, 2014, represent amounts not yet paid relating to actions taken in connection with the CWR Program (primarily lease termination costs) and will be settled as these matters are finalized.

Common Stock Repurchase Program

In the six months ended June 30, 2014, the Company repurchased approximately 2.7 million shares through its authorized share repurchase program at an aggregate cost of approximately $160 million. Cumulatively, since the inception of the share repurchase programs in May 2010 through June 30, 2014, the Company has repurchased approximately 27 million shares of common stock repurchased at an aggregate cost of approximately $1 billion. In the six months ended June 30, 2013, the Company repurchased approximately 1.9 million shares at an aggregate cash outlay approximately $100 million through authorized share repurchase programs. The cash expenditure in the six months ended June 30, 2013 includes the impact of the equity forward contract components of the Company's two previously disclosed accelerated share repurchase programs. The Company had approximately $340 million of share repurchase authority remaining as of June 30, 2014, which expires on December 31, 2015.

Capped Call

On April 2, 2012, the Company entered into capped call transactions with a counterparty, paying $48 million for the purchase of the capped calls, which were recorded as additional paid in capital. The capped call transactions are intended to reduce potential economic dilution upon conversion of the 3.75% Convertible Senior Subordinated Notes due 2042. The capped calls settle in tranches through March 2016, one of which settled in the first quarter of 2014. The adjusted strike price for the capped calls ranged from $40.96 to $41.05 and the adjusted cap price for the tranche settled in 2014 ranged from $56.75 to $56.88; the strike and cap prices adjust for the Company's dividend payments. The Company received approximately 0.6 million net shares upon settlement with a value of approximately $38 million.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Consolidated Financial Statements.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after

December 15, 2014, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Consolidated Financial Statements.

Note 3 - Discontinued Operations

In the fourth quarter of 2013, the Company's end-of-life hospice pharmacy business ("Hospice") as well as certain retail operations ("Retail") qualified for discontinued operations treatment. In July 2014, the Company entered into a definitive agreement for the sale of the Hospice business, which is subject to certain regulatory and other closing conditions. In the three and six months ended June 30, 2014, the Company recorded an impairment loss of $40 million to reduce the carrying value of Hospice to fair value. Additionally in the six months ended June 30, 2014, the Company finalized the sale of Retail for net proceeds of approximately $6 million. The results from operations for all periods presented reflect the results of Hospice and Retail as discontinued operations.

Selected financial information related to the discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Sales
Hospice	$49,551	$52,969	$97,908	$105,466
Retail	528	13,812	10,698	27,373
Net sales - total discontinued	50,079	66,781	108,606	132,839

Income (loss) from operations, pretax
Hospice	1,900	8,106	3,114	17,994
Retail	(1,176)	(150)	(1,650)	(264)
Income from operations - total discontinued, pretax	724	7,956	1,464	17,730

Income tax (benefit) expense
Hospice	904	3,101	1,680	6,884
Retail	(709)	(62)	(881)	(111)
Income tax expense - total discontinued	195	3,039	799	6,773

Income (loss) from operations of discontinued operations
Hospice	996	5,005	1,434	11,110
Retail	(467)	(88)	(769)	(153)
Income from operations - total discontinued, aftertax	529	4,917	665	10,957

Impairment loss
Hospice	39,804	—	39,804	—
Retail	—	—	—	—
Impairment loss on discontinued operations - total	39,804	—	39,804	$—
Income tax (expense) benefit of impairment loss
Hospice	—	—	—	—
Retail	—	—	—	—
Income tax benefit of impairment loss	—	—	—	—
Impairment loss on discontinued operations, after tax	39,804	—	39,804	—

Income (loss) from discontinued operations
Hospice	(38,808)	5,005	(38,370)	11,110
Retail	(467)	(88)	(769)	(153)
(Loss) income from discontinued operations - total	$(39,275)	$4,917	$(39,139)	$10,957

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2013	$3,567,019	$490,437	$4,057,456
Disposition of business	(41)	—	(41)
Other	3,268	—	3,268
Goodwill balance as of June 30, 2014	$3,570,246	$490,437	$4,060,683

The “Other” caption above includes adjustments made related to the final sales terms of the Retail divestiture, see the "Discontinued Operations" note for additional details.

The Company’s intangible amortization expense for the three and six months ended June 30, 2014 was approximately $8 million and $16 million, respectively, and approximately $8 million and $17 million for the three and six months ended June 30, 2013, respectively.

Note 5 - Debt

The following table summarizes the Company's debt (in thousands):

	June 30, 2014	December 31, 2013
Revolving loans, due 2017	$—	$—
Senior term loan, due 2017	387,813	398,438
7.75% senior subordinated notes, due 2020	400,000	400,000
3.75% convertible senior subordinated notes, due 2025	80,009	132,408
4.00% junior subordinated convertible debentures, due 2033	307,122	307,153
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
Capitalized lease and other debt obligations	16,839	20,685
Subtotal	2,433,533	2,500,434
Add interest rate swap agreements	22,088	18,671
(Subtract) unamortized debt discount	(543,264)	(573,082)
(Subtract) current portion of debt	(494,738)	(527,204)
Total long-term debt, net	$1,417,619	$1,418,819

3.75% Convertible Senior Subordinated Notes, due 2025
During the three months ended June 30, 2014, through privately negotiated transactions, Omnicare repurchased approximately $52 million in aggregate principal amount of its outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") for approximately $134 million in cash. The Company recognized loss on the repurchases of approximately $8 million in the three and six months ended June 30, 2014, which is reflected in "Other charges" on the Consolidated Statements of Comprehensive Income.

As of June 30, 2014, Omnicare has outstanding approximately $80 million aggregate principal amount of the 2025 Notes. The holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $26.84 and the conversion threshold is $34.89 as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2025 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.  Accordingly, since the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature which had not yet been accreted to its face value.

4.00% Junior Subordinated Convertible Debentures, due 2033
Omnicare has outstanding $307 million aggregate principal amount of 4.00% Junior Subordinated convertible debentures, due 2033 (the “2033 Debentures”). The 2033 Debentures underlie the securities in the 4.00% Trust Preferred Income Equity Redeemable Securities ("Trust PIERS") of Omnicare Capital Trust I and Omnicare Capital Trust II (the "Series A Trust PIERS" and "Series B Trust PIERS", respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable trust, which assets consist solely of a corresponding amount of 2033 Debentures. The Series A Trust PIERS and the Series B Trust PIERS have identical terms, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter. The conversion price is $40.82 and the conversion threshold is $53.07 as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the Trust PIERS (and the underlying 2033 Debentures) were convertible by the holders and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013.  Accordingly, since the terms of the majority of the 2033 Debentures require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature which had not yet been accreted to its face value.

In addition to the continued accrual of regular cash interest, contingent interest accrued on the Trust PIERS (and the underlying 2033 Debentures) for the periods from December 15, 2013 to March 14, 2014 and March 15, 2014 to June 14, 2014 and will accrue for the period from June 15, 2014 to September 14, 2014 at a rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ended December 12, 2013, March 13, 2014, and June 12, 2014 respectively. Contingent cash interest of approximately $0.09 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 2033 Debentures) was paid on March 17, 2014 and June 16, 2014. Contingent cash interest of approximately $0.10 per $50 stated liquidation amount of Trust PIERS (and per $50 principal amount of the underlying 2033 Debentures) is expected to be paid on September 15, 2014.

3.75% Convertible Senior Subordinated Notes, due 2042
Omnicare has outstanding $390 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2042 (the "2042 Notes").  The holders may convert their 2042 Notes, prior to April 1, 2040, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after April 1, 2040 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading-day cash settlement averaging period. The conversion price is $41.05 and the conversion threshold is $53.37 as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2042 Notes were convertible by the holders to cash and to common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013. Accordingly, since the terms of the 2042 Notes require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature which had not yet been accreted to its face value.

As outlined above, many of the Company’s outstanding notes and debentures are convertible into cash and/or shares of Omnicare common stock upon certain specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such notes/debentures during the applicable measurement period (the "Convertible Notes"). In general, upon conversion, the Company will pay cash for the principal amount and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that the Company will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after the Company receives a holder’s notice of conversion. As of June 30, 2014, approximately $777 million in aggregate principal amount was convertible, which includes the 2025 Notes, the 2042 Notes and the 2033 Debentures.

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

As of June 30, 2014, there was $388 million outstanding under the Company's term loan.  The interest rate on the term loan was 1.90% at June 30, 2014. As of June 30, 2014, the Company had no outstanding balance under its revolving credit facility, except for approximately $14 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

The weighted average floating interest rate on the Interest Rate Swap Agreements in the second quarter of 2014 was 4.20% versus the 7.75% stated rate on the corresponding 2020 Notes, which had a remaining principal balance of $400 million at June 30, 2014.

The Company amortized to expense approximately $1 million of deferred debt issuance costs during each of the three month periods ended June 30, 2014 and 2013 and $2 million during each of the six month periods ended June 30, 2014 and 2013, respectively.  Interest expense for three and six months ended June 30, 2014 includes the write-off of approximately $1 million in deferred debt issuance costs related to the second quarter repurchase transaction.

Information relating to the Company's convertible securities at June 30, 2014 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$6,913	11.50	8.25%
4.00% junior subordinated convertible debentures, due 2033	$118,348	19.00	8.01%
3.25% convertible senior debentures, due 2035	$245,433	1.50	7.63%
3.75% convertible senior subordinated notes, due 2042	$167,941	27.75	7.30%
3.50% convertible senior subordinated notes, due 2044	$208,200	29.65	7.70%

The fair value of the Company’s fixed-rate debt facilities, excluding the Interest Rate Swap Agreements, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	June 30, 2014		December 31, 2013
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$400,000	$434,200	$400,000	$435,800
3.75% convertible senior subordinated notes, due 2025
Carrying value	53,468	—	87,310
Unamortized debt discount	26,541	—	45,098
Principal amount	80,009	196,600	132,408	306,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	187,441	—	186,136
Unamortized debt discount	119,681	—	121,017
Principal amount	307,122	501,000	307,153	455,900
3.25% convertible senior debentures, due 2035
Carrying value	401,243	—	393,126
Unamortized debt discount	26,257	—	34,374
Principal amount	427,500	455,900	427,500	457,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	225,923	—	225,014
Unamortized debt discount	164,077	—	164,986
Principal amount	390,000	643,500	390,000	592,800
3.50% convertible senior subordinated notes, due 2044
Carrying value	217,542	—	216,643
Unamortized debt discount	206,708	—	207,607
Principal amount	424,250	492,100	424,250	428,500

Note 6 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,			Six months ended June 30,
2014:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$61,246		$0.63	$124,884		$1.28
Loss from discontinued operations	(39,275)		(0.40)	(39,139)		(0.40)
Net income	$21,971	96,999	$0.23	$85,745	97,777	$0.88
Effect of Dilutive Securities
Convertible securities	66	8,440		132	8,452
Stock options, units and awards	—	615		—	677
Diluted EPS
Income from continuing operations plus assumed conversions	$61,312		$0.58	$125,016		$1.17
Loss from discontinued operations	(39,275)		(0.37)	(39,139)		(0.37)
Net income plus assumed conversions	$22,037	106,054	$0.21	$85,877	106,906	$0.80

	Three months ended June 30,			Six months ended June 30,
2013:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$47,302		$0.46	$95,616		$0.93
Income from discontinued operations	4,917		0.05	10,957		0.11
Net income	$52,219	102,867	$0.51	$106,573	103,038	$1.03
Effect of Dilutive Securities
Convertible securities	71	6,402		142	5,078
Stock options, warrants, units and awards	—	662		—	620
Diluted EPS
Income from continuing operations plus assumed conversions	$47,373		$0.43	$95,758		$0.88
Income from discontinued operations	4,917		0.04	10,957		0.10
Net income plus assumed conversions	$52,290	109,931	$0.48	$106,715	108,736	$0.98

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

Weighted average shares outstanding, assuming dilution, excludes the impact of an immaterial amount of stock options and stock awards for the three and six months ended June 30, 2014, and 1 million for the three and six months ended June 30, 2013, due to the exercise prices of these stock options and awards being greater than the average fair market value of our common stock during the period. Also, the Company has capped call provisions in place on our 3.75% convertible notes due 2042, which provide a hedge against economic dilution, but not against diluted share count under generally accepted accounting principles, up to an average stock price of approximately $68.75 through March 2016.

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

On June 2, 2014, a complaint captioned Charles Lee on behalf of himself and all others similarly situated  v. Omnicare, Inc., No. 14-CIV-1335 was filed against the Company in the U.S. District Court for the Southern District of California. The plaintiff brought the action individually and on behalf of a similarly situated class of plaintiffs.   The plaintiff alleges that the Company violated the Telephone Consumer Protection Act (“TCPA”) by improperly calling cellular telephone numbers using an automatic telephone dialing system.  The Company denies the allegations in the complaint and intends to vigorously defend itself in this action.

On March 21, 2014, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Dr. Reddy’s Inc., Omnicare, Inc., and NeighborCare, Inc., No. 13-CIV-3779 was served on Omnicare. The initial complaint was filed under seal on June 4, 2013 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into rebate arrangements with a manufacturer of generic simvastatin allegedly in violation of the Anti-Kickback Statute and that the Company improperly charged certain dispensing fees to Medicare Part D. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On June 17, 2014, the Company filed a motion to dismiss the First Amended Complaint. On July 7, 2014, Relator filed a Second Amended Complaint in response to the motion to dismiss. The Company intends to move to dismiss the Second Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On December 4, 2013, a complaint entitled United States, et al., ex rel. Raymond Dolan v. Omnicare, Inc., et al. was served on Omnicare. The initial complaint, filed under seal on January 19, 2010 in the U.S. District Court for the Northern District of Illinois, was brought by Raymond Dolan as a private party qui tam relator on behalf of the federal government and the States of Illinois and North Carolina. The relator filed a First Amended Complaint on February 11, 2014. The relator asserts violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into contracts with certain customer facilities in Illinois that included pricing for pharmaceuticals below Average Wholesale Price as well as other discounted pricing in return for referrals of business, allegedly in violation of the Stark Law, Medicare regulations, and the Anti-Kickback Statute. The U.S. Department of Justice notified the court on September 13, 2013 that it declined to intervene. On March 28, 2014, the Company filed a motion to dismiss the First Amended Complaint. On May 27, 2014, Relator filed a motion to voluntarily dismiss the claims against Omincare with prejudice. On June 9, 2014, the court granted Relator’s motion and dismissed Omnicare from the case.

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

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The action alleges civil violations of the federal False Claims Act and analogous Illinois state law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On September 16, 2013, the Company filed a motion to dismiss the relator’s claims. On April 14, 2014, the court granted in part and denied in part the Company's motion to dismiss. On June 17, 2014, the Company and Relator reached an agreement in principle to a dismissal of this matter. The agreement in principle is subject to consent by the Department of Justice and the State of Illinois to the dismissal of this action and execution of final documentation. While the Company believes that a final resolution of this matter will be reached, there can be no assurance at this time that any final dismissal will be entered.
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On September 6, 2013, the relator filed a Third Amended Complaint. On November 5, 2013, the Company filed a motion to dismiss the Third Amended Complaint. On June 12, 2014, the court granted in part and denied in part the motion to dismiss. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On August 30, 2013, the Company filed a motion to dismiss the complaint. On October 22, 2013, as part of the agreement in principle to settle the claims alleged in the Gale complaint (as described below), the Company agreed with the relator to settle certain federal claims alleged in the Silver complaint. The agreement in principle was not effectuated. On November 12, 2013, the relator filed his Third Amended Complaint and on December 6, 2013, the Company filed a Motion to Dismiss the Third Amended Complaint. On January 24, 2014, as part of the revised agreement in principle to settle the claims alleged in the Gale complaint, the Company agreed to pay $8.24 million and no attorneys’ fees to settle all state claims in the Silver complaint and the U.S. Department of Justice agreed to have all federal claims in the Silver complaint dismissed with prejudice. This agreement in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint was executed by the federal government, the Company, Relators and Relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims are subject to approval by the state governments and execution of definitive settlement documentation.While the Company believes that a final settlement with the states will be reached, there can be no assurance that final settlement agreements will be executed or as to the final terms of such agreements.
On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the “most favored customer” pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the court granted in part and denied in part the Company’s motion to dismiss. On October 22, 2013, the Company reached an agreement in principle, without admitting liability, with the relator, pursuant to which the Company agreed to pay $120 million, plus attorneys’ fees, to settle the relator’s alleged claims, as well as certain claims alleged in the Silver complaint (described above). On December 6, 2013, after approval by the U.S. Department of Justice, the Company and the relator executed settlement documentation. Prior to the case being dismissed, the court learned of a potential breach of the seal by the relator and potential misrepresentations by the relator and his attorneys and held a hearing on January 9, 2014 to reconsider the court’s prior order denying the Company’s motion for disqualification of the relator and dismissal of the action and the Company's additional motion for sanctions. Prior to the court’s decision on the reconsideration motion and a motion for sanctions against the relator and his attorneys, on January 24, 2014, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice (which was granted leave to intervene on February 20, 2014), in which the Company agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and to pay $8.24 million and no attorneys’ fees to settle all the state claims alleged in the Silver complaint and the U.S. Department of Justice agreed to have federal claims alleged in the Silver complaint dismissed with prejudice. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator will pay the Company $4.24 million to settle the motion for sanctions. These agreements in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint were executed by the federal government, the Company, Relators and Relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims in Silver are subject to approval by the state governments and execution of definitive settlement documentation. The Company recorded a provision equal to the net settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2013. Subsequent to quarter end, on July 7, 2014, settlement payments of $116 million were made by the Company related to these matters.
On August 4, 2011, a qui tam complaint, entitled United States ex rel. Fox Rx, Inc. v. Omnicare, Inc. and Neighborcare, Inc., No. 1:11-cv-0962, which was filed under seal with the U.S. District Court for the Northern District of Georgia, was unsealed by the court. The U.S. Department of Justice declined to intervene in this action. The Company was served with the complaint on November 23, 2011. The complaint was brought by Fox Rx, Inc. as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company billed Medicare Part D for medically unnecessary antipsychotic drugs, increased the dispensing fees by artificially shortening the supply of prescribed medication, submitted claims for antipsychotic drugs without complying with Fox Rx, Inc.’s prior approval requirements, and waived or failed to collect copayments from patients to induce the use of prescription drugs. The Company filed a motion to dismiss on December 21, 2011. On August 29, 2012, the court granted the Company’s motion to dismiss, though granting leave to replead certain counts. On September 18, 2012, the relator filed a Third Amended Complaint reasserting its claims regarding copayments and antipsychotic drugs. On October 2 and 5, 2012, the Company filed motions to dismiss the Third Amended Complaint. On May 17, 2013, the court granted in part and denied in part the Company’s motions to dismiss. The court dismissed all claims except those related to prescriptions filled for Fox patients between 2009 and 2010. On December 2, 2013, the Company filed a motion for summary judgment on all remaining claims in the case. On May 23, 2014, the court granted the Company’s summary judgment motion in its entirety, dismissed the case with prejudice, and awarded costs to the Company. On June 26, 2014, the court awarded $100,000 to the Company to resolve the Company’s motion for attorney’s fees and the court’s cost award. This case has been dismissed with prejudice.

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
On October 29, 2010, a qui tam complaint entitled United States et al., ex rel. Banigan and Templin v. Organon USA, Inc., Omnicare, Inc. and PharMerica Corporation, Civil No. 07-12153-RWZ, that had been filed under seal with the U.S. District Court in Boston, Massachusetts, was ordered unsealed by the court. The complaint was brought by James Banigan and Richard Templin, former employees of Organon, as private party qui tam relators on behalf of the federal government and several state and local governments. The action alleges civil violations of the False Claims Act based on allegations that Organon USA, Inc. and its affiliates paid the Company and several other long-term care pharmacies rebates, post-purchase discounts and other forms of remuneration in return for purchasing pharmaceuticals from Organon and taking steps to increase the purchase of Organon’s drugs in violation of the Anti-Kickback Statute. The U.S. Department of Justice declined to intervene in this action. The court denied the Company’s motion to dismiss on June 1, 2012. Discovery is ongoing in this matter. The Company believes that the allegations are without merit and and intends to vigorously defend itself in this action.
The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, is investigating whether the Company’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on May 29, 2014, the United States District Court for the Western District of Virginia entered an order unsealing two previously partially sealed qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories. Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-0008, and the United States’ Notice of Intervention in the cases. The complaints allege violations of the False Claims Act stemming from activities in connection with agreements the Company had with the manufacturer of the pharmaceutical Depakote that allegedly violated the Anti-Kickback Statute. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

The U.S. Department of Justice is investigating whether certain of the Company's practices relating to customer collections violated the False Claims Act or the Anti-Kickback Statute.  The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.
On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, which was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the court granted the Company’s motion with prejudice as to the relator and without prejudice as to the United States. The relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the court denied the relator’s motion to reconsider. On November 16, 2012, the relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District Court’s denial of the motion to reconsider and granting of the Company’s motion to dismiss. On February 21, 2014, the U.S. Court of Appeals for the Fourth Circuit upheld the United States District Court’s dismissal of the lawsuit with prejudice. On May 22, 2014, Relator filed a petition for writ of certiorari in the United States Supreme Court.

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
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought their shares in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects, and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers, and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc. The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013 the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari. On June 5, 2014, the Company filed its Brief in Support of Appeal in the United States Supreme Court.

The three and six months ended June 30, 2014 included charges of approximately $8 million and $15 million , respectively, and approximately $4 million and $26 million for the three and six months ended June 30, 2013, respectively, reflected in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company.  In connection with Omnicare's participation in Medicare, Medicaid, and other healthcare programs, the Company is subject to various inspections, audits, inquiries, and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company's billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies.  As a result of the compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries, and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income.

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

(In thousands)	For the three months ended June 30,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,190,441	$420,067	$76	$1,610,584
Depreciation and amortization expense	(17,382)	(1,168)	(14,811)	(33,361)
Settlement, litigation and other related charges	(7,547)	—	—	(7,547)
Other charges	(2,920)	—	(8,364)	(11,284)
Operating income (loss)	149,533	31,125	(50,412)	130,246
2013:
Net sales	$1,159,236	$343,341	$539	$1,503,116
Depreciation and amortization expense	(17,852)	(1,137)	(14,509)	(33,498)
Settlement, litigation and other related charges	(3,512)	—	—	(3,512)
Other charges	(30,549)	—	(719)	(31,268)
Operating income (loss)	125,929	27,051	(46,300)	106,680

	For the six months ended June 30,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$2,381,694	$799,739	$189	$3,181,622
Depreciation and amortization expense	(34,853)	(2,295)	(29,949)	(67,097)
Settlement, litigation and other related charges	(14,599)	—	—	(14,599)
Other charges	(5,431)	—	(16,129)	(21,560)
Operating income (loss)	302,117	62,854	(101,973)	262,998
2013:
Net sales	$2,300,821	$660,070	$1,170	$2,962,061
Depreciation and amortization expense	(35,882)	(2,240)	(27,365)	(65,487)
Settlement, litigation and other related charges	(26,131)	—	—	(26,131)
Other charges	(33,301)	—	(1,973)	(35,274)
Operating income (loss)	255,746	55,160	(95,850)	215,056

Note 10 - Guarantor Subsidiaries

The 2020 Notes, the 2025 Notes, the 2042 Notes, and the 3.50% Convertible Senior Subordinated Notes, due 2044 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain 100% owned subsidiaries of the Company (the “Guarantor Subsidiaries”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2014 and December 31, 2013 for the balance sheets, as well as the three and six months ended June 30, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended June 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,580,208	$30,376	$—	$1,610,584
Cost of sales	—	1,238,120	18,234	—	1,256,354
Gross profit	—	342,088	12,142	—	354,230
Selling, general and administrative expenses	1,441	176,922	5,700	—	184,063
Provision for doubtful accounts	—	20,585	505	—	21,090
Settlement, litigation and other related charges	—	7,547	—	—	7,547
Other charges	—	11,284	—	—	11,284
Operating income (loss)	(1,441)	125,750	5,937	—	130,246
Interest expense, net of investment income	(29,064)	(916)	—	—	(29,980)
Income (loss) before income taxes	(30,505)	124,834	5,937	—	100,266
Income tax (benefit) expense	(11,672)	48,427	2,265	—	39,020
Income (loss) from continuing operations	(18,833)	76,407	3,672	—	61,246
Loss from discontinued operations	—	(39,261)	(14)	—	(39,275)
Equity of net income of subsidiaries	40,804	—	—	(40,804)	—
Net income	$21,971	$37,146	$3,658	$(40,804)	$21,971
Comprehensive income	$22,015	$37,146	$3,658	$(40,804)	$22,015
2013:
Net sales	$—	$1,470,746	$32,370	$—	$1,503,116
Cost of sales	—	1,125,054	18,547	—	1,143,601
Gross profit	—	345,692	13,823	—	359,515
Selling, general and administrative expenses	1,186	185,317	5,412	—	191,915
Provision for doubtful accounts	—	25,652	488	—	26,140
Settlement, litigation and other related charges	—	3,512	—	—	3,512
Other charges	—	31,268	—	—	31,268
Operating income (loss)	(1,186)	99,943	7,923	—	106,680
Interest expense, net of investment income	(29,183)	(253)	(188)	—	(29,624)
Income (loss) before income taxes	(30,369)	99,690	7,735	—	77,056
Income tax (benefit) expense	(11,659)	38,444	2,969	—	29,754
Income (loss) from continuing operations	(18,710)	61,246	4,766	—	47,302
Income (loss) from discontinued operations	—	4,925	(8)	—	4,917
Equity of net income of subsidiaries	70,929	—	—	(70,929)	—
Net income	$52,219	$66,171	$4,758	$(70,929)	$52,219
Comprehensive income	$52,145	$66,171	$4,758	$(70,929)	$52,145

Note 10 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the six months ended June 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$3,120,214	$61,408	$—	$3,181,622
Cost of sales	—	2,432,519	36,419	—	2,468,938
Gross profit	—	687,695	24,989	—	712,684
Selling, general and administrative expenses	2,428	359,042	9,406	—	370,876
Provision for doubtful accounts	—	41,632	1,019	—	42,651
Settlement, litigation and other related charges	—	14,599	—	—	14,599
Other charges	—	21,560	—	—	21,560
Operating income (loss)	(2,428)	250,862	14,564	—	262,998
Interest expense, net of investment income	(58,220)	(1,201)	—	—	(59,421)
Income (loss) before income taxes	(60,648)	249,661	14,564	—	203,577
Income tax (benefit) expense	(23,343)	96,430	5,606	—	78,693
Income (loss) from continuing operations	(37,305)	153,231	8,958	—	124,884
Loss from discontinued operations	—	(39,090)	(49)	—	(39,139)
Equity of net income of subsidiaries	123,050	—	—	(123,050)	—
Net income	$85,745	$114,141	$8,909	$(123,050)	$85,745
Comprehensive income	$86,012	$114,141	$8,909	$(123,050)	$86,012
2013:
Net sales	$—	$2,897,875	$64,186	$—	$2,962,061
Cost of sales	—	2,216,216	36,626	—	2,252,842
Gross profit	—	681,659	27,560	—	709,219
Selling, general and administrative expenses	2,192	370,295	10,121	—	382,608
Provision for doubtful accounts	—	49,184	966	—	50,150
Settlement, litigation and other related charges	—	26,131	—	—	26,131
Other charges	—	35,274	—	—	35,274
Operating income (loss)	(2,192)	200,775	16,473	—	215,056
Interest expense, net of investment income	(58,174)	(546)	(366)	—	(59,086)
Income (loss) before income taxes	(60,366)	200,229	16,107	—	155,970
Income tax (benefit) expense	(23,205)	77,368	6,191	—	60,354
Income (loss) from continuing operations	(37,161)	122,861	9,916	—	95,616
Income (loss) from discontinued operations	—	10,989	(32)	—	10,957
Equity of net income of subsidiaries	143,734	—	—	(143,734)	—
Net income	$106,573	$133,850	$9,884	$(143,734)	$106,573
Comprehensive income	$106,475	$133,850	$9,884	$(143,734)	$106,475

Note 10 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$287,925	$14,533	$12,268	$—	$314,726
Accounts receivable, net (including intercompany)	—	689,604	355,328	(351,719)	693,213
Inventories	—	400,990	6,800	—	407,790
Deferred income tax benefits, net-current	—	108,237	—	(25)	108,212
Other current assets	497	266,703	24,020	—	291,220
Current assets of discontinued operations	—	42,029	—	—	42,029
Total current assets	288,422	1,522,096	398,416	(351,744)	1,857,190
Properties and equipment, net	—	320,119	5,134	—	325,253
Goodwill	—	4,031,878	28,805	—	4,060,683
Identifiable intangible assets, net	—	112,420	1,752	—	114,172
Other noncurrent assets	42,915	61,643	65	—	104,623
Noncurrent assets of discontinued operations	—	40,909	—	—	40,909
Investment in subsidiaries	4,884,240	—	—	(4,884,240)	—
Total assets	$5,215,577	$6,089,065	$434,172	$(5,235,984)	$6,502,830
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$31,176	$874,518	$28,390	$(351,719)	$582,365
Current portion of long-term debt	494,738	—	—	—	494,738
Current liabilities of discontinued operations	—	18,044	—	—	18,044
Long-term debt, notes and convertible debentures	1,407,435	10,184	—	—	1,417,619
Deferred income tax liabilities	371,905	648,665	2,152	(25)	1,022,697
Other noncurrent liabilities	—	54,721	1,786	—	56,507
Noncurrent liabilities of discontinued operations	—	537	—	—	537
Convertible debt	310,299	—	—	—	310,299
Stockholders' equity	2,600,024	4,482,396	401,844	(4,884,240)	2,600,024
Total liabilities and stockholders' equity	$5,215,577	$6,089,065	$434,172	$(5,235,984)	$6,502,830
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$68,050	$12,041	$—	$356,001
Accounts receivable, net (including intercompany)	—	693,729	315,323	(313,368)	695,684
Inventories	—	505,567	6,851	—	512,418
Deferred income tax benefits, net-current	—	135,148	—	(54)	135,094
Other current assets	1,989	242,166	21,381	—	265,536
Current assets of discontinued operations	—	49,128	867	—	49,995
Total current assets	277,899	1,693,788	356,463	(313,422)	2,014,728
Properties and equipment, net	—	301,200	4,688	—	305,888
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	127,798	2,176	—	129,974
Other noncurrent assets	41,825	54,834	63	—	96,722
Noncurrent assets of discontinued operations	—	87,047	31	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$83,028	$793,461	$23,986	$(313,368)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	18,829	17	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	13,191	—	—	1,418,819
Deferred income tax liabilities	363,240	635,640	13,907	(54)	1,012,733
Other noncurrent liabilities	—	52,072	1,763	—	53,835
Noncurrent liabilities of discontinued operations	—	1,398	—	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders' equity	2,740,803	4,778,727	352,553	(5,131,280)	2,740,803
Total liabilities and stockholders' equity	$5,451,004	$6,293,318	$392,226	$(5,444,702)	$6,691,846

Note 10 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(57,203)	$453,196	$387	$396,380
Cash flows from investing activities:
Divestiture of businesses, net	—	7,114	—	7,114
Capital expenditures	—	(47,473)	(550)	(48,023)
Other	—	(690)	—	(690)
Net cash flows used in investing activities	—	(41,049)	(550)	(41,599)
Cash flows from financing activities:
Payments on terms loans	(10,625)	—	—	(10,625)
Payments on long-term borrowings and obligations	(175,115)	—	—	(175,115)
Increase (decrease) in cash overdraft balance	314	(7,184)	—	(6,870)
Payments for Omnicare common stock repurchase	(160,438)	—	—	(160,438)
Dividends paid	(38,979)	—	—	(38,979)
Other	454,061	(452,660)	—	1,401
Net cash flows from (used in) financing activities	69,218	(459,844)	—	(390,626)
Net increase (decrease) in cash and cash equivalents	12,015	(47,697)	(163)	(35,845)
Increase (decrease) from discontinued operations	—	5,820	(390)	5,430
Net increase (decrease) from continuing operations	12,015	(53,517)	227	(41,275)
Cash and cash equivalents at beginning of period	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of period	$287,925	$14,533	$12,268	$314,726
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(11,358)	$275,143	$(1,116)	$262,669
Cash flows from investing activities:
Divestiture of business, net	—	675	—	675
Capital expenditures	—	(45,754)	(548)	(46,302)
Other	(227)	19	—	(208)
Net cash flows used in investing activities	(227)	(45,060)	(548)	(45,835)
Cash flows from financing activities:
Payments on term loans	(10,626)	—	—	(10,626)
Payments on long-term borrowings and obligations	(3,434)	—	—	(3,434)
Increase (decrease) in cash overdraft balance	(10,324)	91	—	(10,233)
Payments for Omnicare common stock repurchases	(100,302)	—	—	(100,302)
Dividends paid	(28,766)	—	—	(28,766)
Other	260,823	(243,149)	—	17,674
Net cash flows from (used in) financing activities	107,371	(243,058)	—	(135,687)
Net increase (decrease) in cash and cash equivalents	95,786	(12,975)	(1,664)	81,147
Decrease from discontinued operations	—	(5,030)	—	(5,030)
Net increase (decrease) from continuing operations	95,786	(7,945)	(1,664)	86,177
Cash and cash equivalents at beginning of period	383,674	49,108	11,838	444,620
Cash and cash equivalents at end of period	$479,460	$41,163	$10,174	$530,797

Note 10 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% Convertible Senior Debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a 100% owned subsidiary of the Company (the “Guarantor Subsidiary”).  The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of June 30, 2014 and December 31, 2013 for the balance sheets, as well as the three and six months ended June 30, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows.  Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented.  The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows.  The equity method has been used with respect to the Parent company’s investment in subsidiaries.  No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended June 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,610,584	$—	$1,610,584
Cost of sales	—	—	1,256,354	—	1,256,354
Gross profit	—	—	354,230	—	354,230
Selling, general and administrative expenses	1,441	443	182,179	—	184,063
Provision for doubtful accounts	—	—	21,090	—	21,090
Settlement, litigation and other related charges	—	—	7,547	—	7,547
Other charges	—	—	11,284	—	11,284
Operating income (loss)	(1,441)	(443)	132,130	—	130,246
Interest expense, net of investment income	(29,064)	—	(916)	—	(29,980)
Income (loss) before income taxes	(30,505)	(443)	131,214	—	100,266
Income tax (benefit) expense	(11,672)	(170)	50,862	—	39,020
Income (loss) from continuing operations	(18,833)	(273)	80,352	—	61,246
Loss from discontinued operations	—	—	(39,275)	—	(39,275)
Equity of net income of subsidiaries	40,804	—	—	(40,804)	—
Net income (loss)	$21,971	$(273)	$41,077	$(40,804)	$21,971
Comprehensive income (loss)	$22,015	$(273)	$41,077	$(40,804)	$22,015
2013:
Net sales	$—	$—	$1,503,116	$—	$1,503,116
Cost of sales	—	—	1,143,601	—	1,143,601
Gross profit	—	—	359,515	—	359,515
Selling, general and administrative expenses	1,186	417	190,312	—	191,915
Provision for doubtful accounts	—	—	26,140	—	26,140
Settlement, litigation and other related charges	—	—	3,512	—	3,512
Other charges	—	—	31,268	—	31,268
Operating income (loss)	(1,186)	(417)	108,283	—	106,680
Interest expense, net of investment income	(29,183)	—	(441)	—	(29,624)
Income (loss) before income taxes	(30,369)	(417)	107,842	—	77,056
Income tax (benefit) expense	(11,659)	(160)	41,573	—	29,754
Income (loss) from continuing operations	(18,710)	(257)	66,269	—	47,302
Income from discontinued operations	—	—	4,917	—	4,917
Equity of net income of subsidiaries	70,929	—	—	(70,929)	—
Net income (loss)	$52,219	$(257)	$71,186	$(70,929)	$52,219
Comprehensive income (loss)	$52,145	$(257)	$71,186	$(70,929)	$52,145

Note 10 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the six months ended June 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$3,181,622	$—	$3,181,622
Cost of sales	—	—	2,468,938	—	2,468,938
Gross profit	—	—	712,684	—	712,684
Selling, general and administrative expenses	2,428	879	367,569	—	370,876
Provision for doubtful accounts	—	—	42,651	—	42,651
Settlement, litigation and other related charges	—	—	14,599	—	14,599
Other charges	—	—	21,560	—	21,560
Operating income (loss)	(2,428)	(879)	266,305	—	262,998
Interest expense, net of investment income	(58,220)	—	(1,201)	—	(59,421)
Income (loss) before income taxes	(60,648)	(879)	265,104	—	203,577
Income tax (benefit) expense	(23,343)	(338)	102,374	—	78,693
Income (loss) from continuing operations	(37,305)	(541)	162,730	—	124,884
Loss from discontinued operations	—	—	(39,139)	—	(39,139)
Equity of net income of subsidiaries	123,050	—	—	(123,050)	—
Net income (loss)	$85,745	$(541)	$123,591	$(123,050)	$85,745
Comprehensive income (loss)	$86,012	$(541)	$123,591	$(123,050)	$86,012
2013:
Net sales	$—	$—	$2,962,061	$—	$2,962,061
Cost of sales	—	—	2,252,842	—	2,252,842
Gross profit	—	—	709,219	—	709,219
Selling, general and administrative expenses	2,192	816	379,600	—	382,608
Provision for doubtful accounts	—	—	50,150	—	50,150
Settlement, litigation and other related charges	—	—	26,131	—	26,131
Other charges	—	—	35,274	—	35,274
Operating income (loss)	(2,192)	(816)	218,064	—	215,056
Interest expense, net of investment income	(58,174)	—	(912)	—	(59,086)
Income (loss) before income taxes	(60,366)	(816)	217,152	—	155,970
Income tax (benefit) expense	(23,205)	(314)	83,873	—	60,354
Income (loss) from continuing operations	(37,161)	(502)	133,279	—	95,616
Income from discontinued operations	—	—	10,957	—	10,957
Equity of net income of subsidiaries	143,734	—	—	(143,734)	—
Net income (loss)	$106,573	$(502)	$144,236	$(143,734)	$106,573
Comprehensive income (loss)	$106,475	$(502)	$144,236	$(143,734)	$106,475

Note 10 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$287,925	$—	$26,801	$—	$314,726
Accounts receivable, net (including intercompany)	—	187	693,213	(187)	693,213
Inventories	—	—	407,790	—	407,790
Deferred income tax benefits, net-current	—	—	108,212	—	108,212
Other current assets	497	—	290,723	—	291,220
Current assets of discontinued operations	—	—	42,029	—	42,029
Total current assets	288,422	187	1,568,768	(187)	1,857,190
Properties and equipment, net	—	15	325,238	—	325,253
Goodwill	—	—	4,060,683	—	4,060,683
Identifiable intangible assets, net	—	—	114,172	—	114,172
Other noncurrent assets	42,915	19	61,689	—	104,623
Noncurrent assets of discontinued operations	—	—	40,909	—	40,909
Investment in subsidiaries	4,884,240	—	—	(4,884,240)	—
Total assets	$5,215,577	$221	$6,171,459	$(4,884,427)	$6,502,830
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$31,176	$—	$551,376	$(187)	$582,365
Current portion of long-term debt	494,738	—	—	—	494,738
Current liabilities of discontinued operations	—	—	18,044	—	18,044
Long-term debt, notes and convertible debentures	1,407,435	—	10,184	—	1,417,619
Deferred income tax liabilities	371,905	—	650,792	—	1,022,697
Other noncurrent liabilities	—	—	56,507	—	56,507
Noncurrent liabilities of discontinued operations	—	—	537	—	537
Convertible debt	310,299	—	—	—	310,299
Stockholders' equity	2,600,024	221	4,884,019	(4,884,240)	2,600,024
Total liabilities and stockholders' equity	$5,215,577	$221	$6,171,459	$(4,884,427)	$6,502,830
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$—	$80,091	$—	$356,001
Accounts receivable, net (including intercompany)	—	210	695,684	(210)	695,684
Inventories	—	—	512,418	—	512,418
Deferred income tax benefits, net-current	—	—	135,094	—	135,094
Other current assets	1,989	—	263,547	—	265,536
Current assets of discontinued operations	—	—	49,995	—	49,995
Total current assets	277,899	210	1,736,829	(210)	2,014,728
Properties and equipment, net	—	19	305,869	—	305,888
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	129,974	—	129,974
Other noncurrent assets	41,825	19	54,878	—	96,722
Noncurrent assets of discontinued operations	—	—	87,078	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities (including intercompany)	$83,028	$—	$504,289	$(210)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	—	18,846	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	—	13,191	—	1,418,819
Deferred income tax liabilities	363,240	—	649,493	—	1,012,733
Other noncurrent liabilities	—	—	53,835	—	53,835
Noncurrent liabilities of discontinued operations	—	—	1,398	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders' equity	2,740,803	248	5,131,032	(5,131,280)	2,740,803
Total liabilities and stockholders' equity	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846

Note 10 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	For the six months ended June 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(57,203)	$—	$453,583	$396,380
Cash flows from investing activities:
Disposition of businesses	—	—	7,114	7,114
Capital expenditures	—	—	(48,023)	(48,023)
Other	—	—	(690)	(690)
Net cash flows used in investing activities	—	—	(41,599)	(41,599)
Cash flows from financing activities:
Payments on terms loans	(10,625)	—	—	(10,625)
Payments on long-term borrowings and obligations	(175,115)	—	—	(175,115)
Increase (decrease) in cash overdraft balance	314	—	(7,184)	(6,870)
Payments for Omnicare common stock repurchase	(160,438)	—	—	(160,438)
Dividends paid	(38,979)	—	—	(38,979)
Other	454,061	—	(452,660)	1,401
Net cash flows from (used in) financing activities	69,218	—	(459,844)	(390,626)
Net increase (decrease) in cash and cash equivalents	12,015	—	(47,860)	(35,845)
Less increase in cash and cash equivalents of discontinued operations	—	—	5,430	5,430
Increase (decrease) in cash and cash equivalents of continuing operations	12,015	—	(53,290)	(41,275)
Cash and cash equivalents at beginning of period	275,910	—	80,091	356,001
Cash and cash equivalents at end of period	$287,925	$—	$26,801	$314,726
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(11,358)	$—	$274,027	$262,669
Cash flows from investing activities:
Divestiture of business, net	—	—	675	675
Capital expenditures	—	—	(46,302)	(46,302)
Other	(227)	—	19	(208)
Net cash flows used in investing activities	(227)	—	(45,608)	(45,835)
Cash flows from financing activities:
Payments on term loans	(10,626)	—	—	(10,626)
Payments on long-term borrowings and obligations	(3,434)	—	—	(3,434)
Increase (decrease) in cash overdraft balance	(10,324)	—	91	(10,233)
Payments for Omnicare common stock repurchases	(100,302)	—	—	(100,302)
Dividends paid	(28,766)	—	—	(28,766)
Other	260,823	—	(243,149)	17,674
Net cash flows from (used in) financing activities	107,371	—	(243,058)	(135,687)
Net increase (decrease) in cash and cash equivalents	95,786	—	(14,639)	81,147
Less decrease in cash and cash equivalents of discontinued operations	—	—	(5,030)	(5,030)
Increase (decrease) in cash and cash equivalents of continuing operations	95,786	—	(9,609)	86,177
Cash and cash equivalents at beginning of period	383,674	—	60,946	444,620
Cash and cash equivalents at end of period	$479,460	$—	$51,337	$530,797

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

Through LTC, we operate the nation's largest institutional pharmacy business, as measured in both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC's customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily penetrated in the senior citizen market, we have a high level of insight into geriatric pharmaceutical care. As of June 30, 2014, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC dispensed approximately 28 million prescriptions in the second quarter of 2014.

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

In the first half of 2014, SCG continued its strong financial performance primarily attributable to strong organic growth and drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to drug price inflation along with continued organic bed growth, including additional beds resulting from our agreement to provide skilled nursing services for Kindred Healthcare, Inc. ("Kindred").

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

On June 3, 2014, through privately negotiated transactions, we repurchased approximately $52 million in aggregate principal amount of our outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") for approximately $134 million in cash. We recognized loss on the repurchase sof approximately $8 million and wrote off debt issuance costs of $1 million in the three and six months ended June 30, 2014 which were reflected in "Other charges" and "Interest Expense" on the Consolidated Statements of Comprehensive Income, respectively.

On June 30, 2014, as previously announced, John L. Workman, our CEO and a director, retired from all positions with the Company. Effective upon his retirement, Nitin Sahney, our President and Chief Operating Officer, became our President and Chief Executive Officer and a member of our Board of Directors.

On January 24, 2014, we entered into an agreement in principle to settle the claims alleged in the Gale complaint and certain claims alleged in the Silver complaint (each as described in the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements) and agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and $8.24 million and no attorneys’ fees to settle the state claims alleged in the Silver complaint. In addition, we reached an agreement with the relator in principle pursuant to which the relator will pay the Company $4.24 million. On June 24, 2014, the agreements in principle relating to the federal claims were executed by the federal government, the Company, Relators, and Relator's counsel. Subsequent to the second quarter end, settlement payments of $116 million were made related to these matters.

In July 2014, we entered into a definitive agreement for the sale of the Hospice business, which is subject to certain regulatory and other closing conditions. In the three and six months ended June 30, 2014, we recorded an impairment loss of $40 million to reduce the carrying value of Hospice to fair value. Additionally in the six months ended June 30, 2014, we finalized the sale of Retail for net proceeds of approximately $6 million.

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
Effective for federal fiscal year 2014, which began October 1, 2013, CMS has increased reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 1.3% compared to fiscal year 2013 levels. CMS published a proposed rule on May 6, 2014 that would increase Medicare skilled nursing facility rates by 2.0% for fiscal year 2015; the final rule has not yet been issued. There can be no assurances, however, that Medicare reimbursement rates in future years will not be reduced.
Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had generally been calculated using wholesale acquisition cost will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. We submitted comments to CMS on various aspects of these draft FULs and methodology, including our assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. Although CMS had announced its intention to finalize the FULs for multiple source drugs in July 2014, on June 2, 2014, CMS announced that it would not be finalizing the draft FULs at that time. CMS stated that further detailed guidance would be provided for states to implement the ACA FULs, that it expects to provide a new finalization date for the FULs when it releases such guidance, and that it will continue to analyze the draft monthly FUL data, including the relationship of those FULs to the National Average Drug Acquisition Cost pricing. CMS has also released proposed regulations relating to the calculation of AMP and FUL pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FUL do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. We submitted comments on these proposals. There can be no assurances that new FULs or other changes in reimbursement for drugs we provide under Medicaid will not adversely affect our business.
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$1,610,584	$1,503,116	$3,181,622	$2,962,061
Operating income	130,246	106,680	262,998	215,056
Adjusted operating income (a)	149,077	141,460	299,157	276,461
Income from continuing operations	61,246	47,302	124,884	95,616
Adjusted income from continuing operations (a)	77,103	72,538	155,117	140,962

(a)
Adjusted operating income and Adjusted income from continuing operations exclude certain items not considered part of our core operating results and certain non-cash charges. We believe that presenting these non-GAAP financial measures enhances investors' understanding of how management assesses the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. See the “Special Items” caption of this MD&A for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted income from continuing operations to the most comparable GAAP financial measures.

Net sales for the three and six months ended June 30, 2014 were favorably impacted by the positive impact of drug price inflation in both LTC and SCG as well as a higher number of net beds served within LTC primarily related to organic growth, including our business with Kindred. Partially offsetting these factors were reductions in reimbursement coupled with competitive pricing issues. See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 22.0% and 22.4% in the three and six months ended June 30, 2014, respectively, versus 23.9% in each of the comparable prior year periods. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Favorably impacting gross profit dollars was the effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales amounted to 11.4% and 11.7% in the three and six months ended June 30, 2014, respectively, versus 12.8% and 12.9% in the comparable prior year periods. Operating expenses were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in our medical supply services business. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income for the three and six months ended June 30, 2014, was consistent with the prior year periods.

The quarterly effective tax rates are different than the federal statutory rate largely as a result of the impact of state and local income taxes and certain non-deductible charges.

Long-Term Care Group Segment

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales	$1,190,441	$1,159,236	$2,381,694	$2,300,821
Operating income	$149,533	$125,929	$302,117	$255,746
Scripts dispensed	27,955	28,146	56,261	56,584

LTC net sales for the three and six months ended June 30, 2014 were favorably impacted by increased drug price inflation along with a higher average number of beds served related to our business with Kindred. These increases were partially offset by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts, as well as reduction in sales due to the disposition of certain assets, primarily in our medical supply services business. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC's net sales.

Operating income for the three and six months ended June 30, 2014 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various "special items", further discussed in the "Special Items" section of this MD&A. Operating income was favorably impacted largely by the favorable dollar effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Specialty Care Group Segment

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales	$420,067	$343,341	$799,739	$660,070
Operating income	$31,125	$27,051	$62,854	$55,160

SCG net sales for the three and six months ended June 30, 2014 were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies. We also saw year-over-year growth in our fee-for-service platforms.

SCG operating income for the three and six months ended June 30, 2014 were favorably affected primarily by the same factors as those impacting the net sales increase. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures, and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See discussion under the "Restructuring and Other Related Charges" section of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges ("Special Items"), enhances investors' understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and six months ended June 30, 2014 and 2013 included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Settlement, litigation and other related charges (i)	$7,547	$3,512	$14,599	$26,131
Other charges (ii)	11,284	31,268	21,560	35,274
Subtotal - operating expense Special Items	18,831	34,780	36,159	61,405
Amortization of discount on convertible notes (iii)	6,214	6,187	12,345	12,256
Debt redemption costs - net (iv)	647	—	647	—
Total - Special Items	$25,692	$40,967	$49,151	$73,661
Total - Special items after tax (v)	$15,857	$25,236	$30,233	$45,346

Operating income	$130,246	$106,680	$262,998	$215,056
Operating expense Special Items	18,831	34,780	36,159	61,405
Adjusted operating income	$149,077	$141,460	$299,157	$276,461

Income from continuing operations	$61,246	$47,302	$124,884	$95,616
Total Special Items - after tax	15,857	25,236	30,233	45,346
Adjusted income from continuing operations	$77,103	$72,538	$155,117	$140,962

(i)	See further discussion at the “Commitments and Contingencies” note of the Notes to Consolidated Financial Statements.

(ii)	See additional information at the "Other Charges" caption of the "Significant Accounting Policies" note of the Notes to Consolidated Financial Statements.

(iii)	We recorded non-cash interest expense from the amortization of debt discount on our convertible notes.

(iv)
Interest expense includes charges for debt redemption losses and costs related to our previously announced refinancing transactions, see further discussion at the "Debt" note of the Notes to Consolidated Financial Statements.

(v)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2014 were $315 million compared with $356 million at December 31, 2013.

We generated positive net cash flows from operating activities of continuing operations of $390 million during the six months ended June 30, 2014, compared with $267 million during the six months ended June 30, 2013.  Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in timing of inventory purchases, collection of receivables, and timing of accounts payable payments. Also, the 2013 period included litigation settlement payments of $20 million. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of our convertible debentures and notes, which resulted in a net increase in our deferred tax liabilities during the six months ended June 30, 2014 and 2013 of $16 million and $12 million, respectively ($205 million cumulative, the recorded deferred tax liability, as of June 30, 2014).  The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash used in investing activities of continuing operations was $41 million and $45 million for the six months ended June 30, 2014 and 2013, respectively.  Our capital expenditures were $48 million for the first six months of 2014 versus $46 million in the same prior year period. These amounts primarily relate to investment in information technology systems and infrastructure, related to our ongoing investment in the business to improve operations and customer service. Also, the 2014 period includes approximately $7 million that we received for the divestiture of certain assets.

Net cash used in financing activities was $391 million for the six months ended June 30, 2014 as compared to $136 million for the prior year period. On June 3, 2014, we entered into separate, privately negotiated agreements to repurchase approximately $52 million in aggregate principle amount of our outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") for $134 million in cash.We recognized a total loss on the repurchase of approximately $8 million, including a reduction of debt issuance costs of $1 million in the three and six months ended June 30, 2014 which were reflected in "Other charges" and "Interest Expense" on the Consolidated Statements of Comprehensive Income, respectively.

In the fourth quarter of 2013, holders of the 2033 Debentures presented $37.1 million and $0.7 million of the underlying Series B PIERS and Series A PIERS for conversion, respectively. The conversions were finalized in the first quarter of 2014, increasing the payments on long-term borrowings and obligations in the six months ended June 30, 2014.

In the six months ended June 30, 2014, we repurchased approximately 2.7 million shares through our authorized share repurchase program at an aggregate cost of approximately $160 million. Additionally, we received 0.6 million net shares from the settlement of a tranche of our capped call. In the six months ended June 30, 2013, we repurchased approximately 1.9 million shares at an aggregate cost of approximately $100 million through authorized share repurchase programs, including shares repurchased through our previously disclosed accelerated share repurchase programs. We had approximately $340 million of share repurchase authority remaining as of June 30, 2014.

On May 27, 2014, our Board of Directors approved a quarterly cash dividend of 20 cents per share, or 80 cents per share on an annualized basis for 2014, which is 29.0% higher than the 62 cents per share in dividends paid during 2013.  Further, aggregate dividends paid of $39 million during the six months ended June 30, 2014 were greater than those paid in the comparable prior year period by approximately $10 million.

At June 30, 2014, there was $388 million outstanding on the term loan. We had no outstanding balance under the revolving credit facility as of June 30, 2014 except for approximately $14 million of standby letters of credit, most of which are subject to automatic renewal, which leaves approximately $286 million available under the revolver as a source of liquidity.

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

The amount convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of June 30, 2014, approximately $777 million in aggregate principal amount is convertible, which includes the 2025 Notes, the 2042 Notes and the 2033 Debentures. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present for conversion or the impact of any such conversions on our results of operations, financial condition, liquidity or cash flows.

On January 24, 2014, we entered into an agreement in principle to settle the claims alleged in the Gale complaint and certain claims alleged in the Silver complaint (each as described in the “Commitments and Contingencies” note of the Notes to the Consolidated Financial Statements) and agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and $8.24 million and no attorneys’ fees to settle the state claims alleged in the Silver complaint. In addition, we reached an agreement with the relator in principle pursuant to which the relator will pay the Company $4.24 million. On June 24, 2014, the agreements in principle relating to the federal claims were executed by the federal government, the Company, Relators, and Relator's counsel. Subsequent to the second quarter end, settlement payments of $116 million were made related to these matters.

There were no known material commitments and contingencies outstanding at June 30, 2014, other than the contractual obligations summarized in the “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” caption below; certain acquisition-related payments potentially due in the future, including deferred payments and indemnification payments;

separation payments; and the matters discussed in the "Commitments and Contingencies" note of the Notes to the Consolidated Financial Statements.

We believe that net cash flows from operating activities, existing cash balances, our revolving credit facility and external sources of financing that we believe are available, will be sufficient to satisfy our future working capital needs, debt servicing, conversion of the Convertible Notes, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard.  We may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.  In addition, no assurances can be given regarding our ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes our aggregate contractual obligations as of June 30, 2014, the nature of which are described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2013 Annual Report, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,416,694	$798,381	$42,500	$324,063	$1,251,750
Capital lease obligations	16,839	6,655	9,109	1,075	—
Operating lease obligations	109,550	25,981	35,534	23,867	24,168
Purchase obligations	40,030	32,134	4,802	3,094	—
Other current obligations	257,703	257,703	—	—	—
Other long-term obligations	48,515	—	42,126	3,161	3,228
Subtotal	2,889,331	1,120,854	134,071	355,260	1,279,146
Future interest costs relating to debt and capital lease obligations	1,529,368	83,154	164,887	157,116	1,124,211
Total contractual cash obligations	$4,418,699	$1,204,008	$298,958	$512,376	$2,403,357

Off-Balance Sheet Arrangements

A description of our Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2014, is presented at the “Off-Balance Sheet Arrangements” caption of Part II, Item 7 in the 2013 Annual Report.

Critical Accounting Policies
Refer to the Critical Accounting Policies section of Part II, Item 7 in the 2013 Annual Report. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of June 30, 2014 was $192 million, compared with $203 million at December 31, 2013.  The allowance for doubtful accounts represented 21.7% and 22.6% of gross accounts receivable (net of contractual allowance adjustments) as of June 30, 2014 and December 31, 2013, respectively.   Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows.  For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of June 30, 2014 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $9 million.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to variable interest rate risk through our variable interest debt and Interest Rate Swap agreements related to certain of our borrowings. Accordingly, market risk loss is primarily defined as the potential loss in earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing sensitivity analysis on the variable-rate debt, assuming a change in interest rates of 100 basis-points. Among our debt obligations is $388 million outstanding under the variable-rate Senior Term Loan, due 2017, at an interest rate of 1.90% at June 30, 2014 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). We have entered into Interest Rate Swap agreements on all $400 million aggregate principal outstanding of our 2020 Notes (the "7.75% Swap Agreements") Under the 7.75% Swap Agreements, which are designed to effectively lower our cost, but subject us to variable interest rate risk, we receive a fixed rate of 7.75% and pay a floating rate based on LIBOR with a maturity of six months, plus a spread of 3.87%. The weighted average estimated LIBOR-based floating rate (including the 3.87% spread) was 4.20% at June 30,

2014 (a 100 basis-point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). In addition, we have a bond portfolio comprised of high quality corporate bonds and government bonds that is managed by a third-party and had a fair value at June 30, 2014 of approximately $25 million (a 100 basis-point change in the interest rates of the entire portfolio would increase or decrease the fair value by approximately $0.3 million).

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

ITEM 4 - CONTROLS AND PROCEDURES

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At June 30, 2014, our total consolidated long-term debt plus the portion of current debt representing notes and debentures that are currently convertible, accounted for approximately 42.4% of total capitalization. In addition, we and our subsidiaries may be able to incur substantial additional debt in the future. The instruments governing our current indebtedness contain restrictions on our incurrence of additional debt. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.
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

Many of our outstanding notes and debentures are convertible into cash and/or shares of our common stock upon certain specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of notes/debentures during the applicable measurement period. In general, upon conversion we will pay cash for the principal amount and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days from the date we receive a holder’s notice of conversion. For additional detail on the conversion features of our convertible notes, see the "Debt" note of the Notes to Consolidated Financial Statements in our 2013 Annual Report.
The amount convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of June 30, 2014, the 2025 Notes, the 2042 Notes and the 2033 Debentures are convertible, which is approximately $777 million in aggregate principal amount. We cannot predict the aggregate principal amount of convertible notes that will be convertible at any given time or how many, if any, holders of such convertible notes will present for conversion or the impact of any such conversions on our results of operations, financial condition, liquidity or cash flows.
Our ability to make payments on and to refinance our debt and to satisfy conversions of our convertible notes will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt, satisfy conversions of our convertible notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including any credit facilities, on commercially reasonable terms or at all.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we made of shares of our common stock during three months ended June 30, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1 - 30, 2014	1,094	$59.61	1,091	$339,613
May 1 - 31, 2014	37	60.94	—	339,613
June 1 - 30, 2014	55	66.06	—	339,613
Total	1,186	$59.95	1,091	$339,613

(a)
Includes approximately 95 thousand shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares (the "Withheld Shares").

(b)
On December 4, 2013, our Board of Directors approved a $500 million share repurchase program, which expires on December 31, 2015. In the six months ended June 30, 2014, we repurchased approximately 2.7 million shares under this program at an aggregate cost of approximately $160 million. We had approximately $340 million of share repurchase authority remaining as of June 30, 2014.

ITEM 6 - EXHIBITS
See Exhibit Index.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.

Date:	July 23, 2014	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fourth Amended and Restated By-Laws of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on February 22, 2011).
10.1*
Omnicare, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders filed on April18, 2014).

10.2*	General Release Agreement between the Company and John L. Workman, dated as of July 1, 2014
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory arrangement.