Form 10-Q
period 2014-09-30
OMNICARE INC
filed 2014-10-24
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	97,883,851	September 30, 2014

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2014

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$1,608,055	$1,515,168	$4,789,677	$4,477,229
Cost of sales	1,256,595	1,163,197	3,725,533	3,416,039
Gross profit	351,460	351,971	1,064,144	1,061,190
Selling, general and administrative expenses	178,940	182,668	549,816	565,276
Provision for doubtful accounts	19,911	24,963	62,562	75,113
Settlement, litigation and other related charges	12,868	143,484	27,467	169,615
Other charges	3,999	61,632	25,559	96,906
Operating income (loss)	135,742	(60,776)	398,740	154,280
Interest expense, net of investment income	(28,717)	(34,925)	(88,138)	(94,011)
Income (loss) before income taxes	107,025	(95,701)	310,602	60,269
Income tax expense (benefit)	38,948	(26,350)	117,641	34,004
Income (loss) from continuing operations	68,077	(69,351)	192,961	26,265
Income (loss) from discontinued operations	(3,246)	3,042	(42,385)	13,999
Net income (loss)	$64,831	$(66,309)	$150,576	$40,264

Earnings (loss) per common share - Basic
Continuing Operations	$0.70	$(0.68)	$1.98	$0.26
Discontinued Operations	(0.03)	0.03	(0.43)	0.14
Net income (loss)	$0.67	$(0.65)	$1.54	$0.39

Earnings (loss) per common share - Diluted
Continuing Operations	$0.65	$(0.68)	$1.81	$0.24
Discontinued Operations	(0.03)	0.03	(0.40)	0.13
Net income (loss)	$0.61	$(0.65)	$1.42	$0.37

Dividends per common share	$0.20	$0.14	$0.60	$0.42

Weighted average number of common shares outstanding:
Basic	97,019	101,811	97,521	102,624
Diluted	105,548	101,811	106,450	109,612

Comprehensive income (loss)	$65,170	$(66,305)	$151,182	$40,170

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE,  INC.  AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$286,943	$356,001
Accounts receivable, less allowances of $194,680 (2013-$202,602)	651,224	695,684
Inventories	494,563	512,418
Deferred income tax benefits	56,084	135,094
Other current assets	315,165	265,536
Current assets of discontinued operations	—	49,995
Total current assets	1,803,979	2,014,728
Properties and equipment, at cost less accumulated depreciation of $295,490 (2013-$263,603)	330,601	305,888
Goodwill	4,060,683	4,057,456
Identifiable intangible assets, less accumulated amortization of $250,518 (2013-$227,657)	106,425	129,974
Other noncurrent assets	95,649	96,722
Noncurrent assets of discontinued operations	—	87,078
Total noncurrent assets	4,593,358	4,677,118
Total assets	$6,397,337	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,288	$181,022
Accrued employee compensation	56,394	50,240
Current debt	495,713	527,204
Other current liabilities	166,324	355,845
Current liabilities of discontinued operations	—	18,846
Total current liabilities	938,719	1,133,157
Long-term debt, notes and convertible debentures	1,411,470	1,418,819
Deferred income tax liabilities	1,022,857	1,012,733
Other noncurrent liabilities	60,701	53,835
Noncurrent liabilities of discontinued operations	—	1,398
Total noncurrent liabilities	2,495,028	2,486,785
Total liabilities	3,433,747	3,619,942
Commitments and contingencies (Note 7)
Convertible Debt (Note 5)	308,787	331,101
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 135,487,957 shares issued (2013-134,623,736 shares issued)	135,488	134,624
Paid-in capital	2,083,162	2,047,195
Retained earnings	1,785,475	1,693,799
Treasury stock, at cost - 37,604,106 shares (2013-34,013,923 shares)	(1,347,387)	(1,132,274)
Accumulated other comprehensive loss	(1,935)	(2,541)
Total stockholders’ equity	2,654,803	2,740,803
Total liabilities and stockholders’ equity	$6,397,337	$6,691,846

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Nine months ended September 30,

	2014	2013
Cash flows from operating activities:
Net income	$150,576	$40,264
Loss (income) from discontinued operations	42,385	(13,999)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	43,010	41,643
Amortization	57,419	57,884
Debt redemption loss	8,419	55,652
Loss from disposition	805	36,062
Gale/Silver settlement payments, net	(120,000)	—
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	15,848	70,107
Inventories	17,807	(37,573)
Current and noncurrent assets	(20,853)	5,897
Accounts payable	58,399	22,717
Accrued employee compensation	6,389	(17,196)
Current and noncurrent liabilities	94,350	194,528
Net cash flows from operating activities of continuing operations	354,554	455,986
Net cash flows from (used in) operating activities of discontinued operations	863	(1,321)
Net cash flows from operating activities	355,417	454,665
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(3,798)
Disposition of businesses, net	71,194	11,083
Capital expenditures	(67,871)	(73,279)
Other	(18)	441
Net cash flows from (used in) investing activities of continuing operations	3,305	(65,553)
Net cash flows used in investing activities of discontinued operations	(863)	(848)
Net cash flows from (used in) investing activities	2,442	(66,401)
Cash flows from financing activities:
Payments on term loans	(15,938)	(15,938)
Payments on long-term borrowings and obligations	(176,983)	(190,403)
Fees paid for financing activities	—	(4,851)
Decrease in cash overdraft balance	(19,786)	(11,490)
Payments for Omnicare common stock repurchases	(160,438)	(91,259)
Proceeds (outflows) for stock awards and exercise of stock options, net of stock tendered in payment	(293)	17,934
Dividends paid	(58,419)	(43,011)
Other	4,940	2,228
Net cash flows used in financing activities	(426,917)	(336,790)
Net (decrease) increase in cash and cash equivalents	(69,058)	51,474
(Decrease) in cash and cash equivalents of discontinued operations	—	(2,169)
(Decrease) increase in cash and cash equivalents of continuing operations	(69,058)	53,643
Cash and cash equivalents at beginning of period	356,001	444,620
Cash and cash equivalents at end of period	$286,943	$498,263

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K (“2013 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the 2013 Annual Report, together with any related updates included in the Company’s subsequent periodic Securities and Exchange Commission (“SEC”) filings. In 2013, the Company’s end-of-life hospice pharmacy business (“Hospice”) as well as certain retail operations (“Retail”) qualified for discontinued operations treatment. The Company’s results of operations for all periods presented reflect the results of these businesses, including related expenses, as discontinued operations. See “Note 3 - Discontinued Operations”. Certain prior year amounts, primarily related to discontinued operations, have been reclassified to conform to the current year presentation.

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

Stock-Based Compensation
Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income (Loss) for stock options, restricted stock units, performance share units and stock awards totaled approximately $5 million and $15 million, respectively, for the three and nine months ended September 30, 2014 and $5 million and $14 million for the three and nine months ended September 30, 2013, respectively.

Accounts Receivable
The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of payors (in thousands):

September 30, 2014	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and Third-Party payors	$201,382	$47,497	$248,879
Facility payors	306,681	122,378	429,059
Private Pay payors	76,953	91,013	167,966
Total gross accounts receivable	$585,016	$260,888	$845,904
December 31, 2013
Medicare (Part D and Part B), Medicaid and Third-Party payors	$195,544	$67,791	$263,335
Facility payors	328,444	146,751	475,195
Private Pay payors	75,655	84,101	159,756
Total gross accounts receivable	$599,643	$298,643	$898,286

Accumulated Other Comprehensive Income (Loss)
The following table is a summary of the Company’s accumulated other comprehensive income (loss) (“AOCI”) (in thousands):

	September 30, 2014	December 31, 2013
Unrealized loss on fair value of investments	$(571)	$(702)
Pension and post-employment benefits	(1,364)	(1,839)
Total accumulated other comprehensive loss, net	$(1,935)	$(2,541)

The amounts are net of applicable tax benefits, which were not material at September 30, 2014 and December 31, 2013. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income (Loss).

Fair Value
The Company’s financial instruments, measured at fair value on a recurring basis, were as follows (in thousands):

		Based on
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2014
Bond portfolio	$25,216	$—	$25,216	$—
7.75% interest rate swap agreements - fair value hedge	18,041	—	18,041	—
Derivatives	—	—	—	—
Total	$43,257	$—	$43,257	$—
December 31, 2013
Bond portfolio	$25,140	$—	$25,140	$—
7.75% interest rate swap agreements - fair value hedge	18,671	—	18,671	—
Derivatives	—	—	—	—
Total	$43,811	$—	$43,811	$—

The fair value of the Company’s fixed-rate debt securities are shown in “Note 5 - Debt”.

Offsetting Assets and Liabilities
The Company has interest rate swap agreements (the “Interest Rate Swap Agreements”) with multiple counterparties with respect to all $400 million aggregate principle amount outstanding of its 7.75% Senior Subordinated Notes due 2020 (the “2020 Notes”). The following table presents the effect of netting arrangements on the Company’s recognized assets and liabilities in connection with the Interest Rate Swap Agreements as of September 30, 2014 and December 31, 2013 (in thousands):

				Gross Amounts not offset in the statement of financial position
Interest Rate Swaps as of:	Gross amount of recognized assets (liabilities)	Gross amount offset in the statement of financial position	Net amount of assets (liabilities) presented in the statement of financial position	Financial instruments	Cash collateral received	Net amount
September 30, 2014
Swap A	$9,130	$—	$9,130	$—	$—	$9,130
Swap B	8,911	—	8,911	—	—	8,911
	$18,041	$—	$18,041	$—	$—	$18,041

December 31, 2013
Swap A	$9,408	$—	$9,408	$—	$—	$9,408
Swap B	9,263	—	9,263	—	—	9,263
	$18,671	$—	$18,671	$—	$—	$18,671

Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2014 and September 30, 2013 is different than the applicable federal statutory rate primarily as a result of the impact of state and local income taxes and additional tax benefits recognized in 2014 for prior year settlement payments, and the non-deductible portion of the settlement payments made related to the Gale and Silver complaints (each as described in “Note 7 - Commitments and Contingencies”).

Other Charges
Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Debt related costs	$72	$50,868	$7,832	$50,868
Disposition of businesses	285	10,116	805	38,902
Separation and other costs	3,642	648	16,922	4,836
Acquisition and other related costs	—	—	—	2,300
Total - other charges	$3,999	$61,632	$25,559	$96,906

See “Note 5 - Debt” for additional details on the debt related costs.

Disposition of Businesses
In 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $10 million and $39 million ($9 million and $27 million after-tax), respectively, in the three and nine months ended September 30, 2013. These charges are reflected in the “Other charges” caption of the Consolidated Statement of Comprehensive Income (Loss).

Separation and Other Costs
In the three and nine months ended September 30, 2014, the Company recorded separation related costs and accelerated stock based compensation expense for certain employees of approximately $4 million and $17 million, respectively, including charges related to retirement of the Chief Executive Officer in the second quarter of 2014. In the three and nine months ended September 30, 2013, the Company recorded separation related costs for certain employees of approximately $1 million and $5 million, respectively. These charges are reflected in the “Other charges” caption of the Consolidated Statement of Comprehensive Income (Loss).

Restructuring and Other Related Charges
The Company continues to make payments in connection with its Company-wide Reorganization Program (the “CWR Program”), primarily related to certain severance amounts and the relocation of its corporate office. As of September 30, 2014, the Company has made cumulative payments of approximately $3 million for severance and other employee-related costs in connection with the CWR Program. The Company had liabilities related to the CWR Program of approximately $5 million at December 31, 2013, with utilization of approximately $2 million in the nine months ended September 30, 2014. The remaining liabilities pursuant to the CWR Program of $3 million at September 30, 2014, represent amounts not yet paid relating to actions taken in connection with the CWR Program (primarily lease termination costs) and will be settled as these matters are finalized.

Common Stock Repurchase Program
In the nine months ended September 30, 2014, the Company repurchased approximately 2.7 million shares of its common stock at an aggregate cost of approximately $160 million under share repurchase programs authorized by its Board of Directors. Through September 30, 2014, the Company has repurchased an aggregate of approximately 27 million shares of its common stock at an aggregate cost of approximately $1 billion under the share repurchase programs. During the nine months ended September 30, 2013, the Company repurchased approximately 2.5 million shares of its common stock at an aggregate cash outlay of approximately $91 million through authorized share repurchase programs. The cash expenditure in the nine months ended September 30, 2013 includes the impact of the equity forward contract components of the Company’s two previously disclosed accelerated share repurchase agreements. As of September 30, 2014, the Company had authority to repurchase approximately $340 million of additional shares under the share repurchase programs through December 31, 2015.

Capped Call
On April 2, 2012, the Company entered into capped call transactions with a counterparty, paying $48 million for the purchase of the capped calls, which was recorded as additional paid-in capital. The capped call transactions are intended to reduce potential economic dilution upon conversion of the Company’s 3.75% Convertible Senior Subordinated Notes due 2042. The capped calls settle in tranches through March 2016, one of which settled in the first quarter of 2014. The adjusted strike price for the capped calls ranged from $40.96 to $41.05 and the adjusted cap price for the tranche settled in 2014 ranged from $56.75 to $56.88; the strike and cap prices adjust for the Company’s dividend payments. The Company received approximately 0.6 million net shares upon settlement with a value of approximately $38 million.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

Note 3 - Discontinued Operations

In the fourth quarter of 2013, the Company’s end-of-life hospice pharmacy business (“Hospice”) as well as certain retail operations (“Retail”) qualified for discontinued operations treatment. In the nine months ended September 30, 2014, the Company finalized the sale of Retail for net proceeds of approximately $6 million. In the three and nine months ended September 30, 2014, the Company finalized the sale of Hospice for net proceeds of approximately $65 million and recorded an after-tax loss of $4 million. Additionally, in the nine months ended September 30, 2014, the Company recorded an impairment loss, which was nondeductible for tax purposes, of $40 million to reduce the carrying value of Hospice to fair value. The results of operations for all periods presented reflect the results of Hospice and Retail as discontinued operations.
Selected financial information related to the discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Sales
Hospice	$25,163	$52,774	$123,071	$158,240
Retail	—	13,059	10,698	40,432
Net sales - total discontinued	25,163	65,833	133,769	198,672

Income (loss) from operations, pretax
Hospice	(2,566)	5,155	548	23,149
Retail	104	(234)	(1,546)	(498)
Income (loss) from operations - total discontinued, pretax	(2,462)	4,921	(998)	22,651

Income tax (benefit) expense
Hospice	664	1,972	2,344	8,856
Retail	120	(93)	(761)	(204)
Income tax (benefit) expense - total discontinued	784	1,879	1,583	8,652

Income (loss) from operations of discontinued operations
Hospice	(3,230)	3,183	(1,796)	14,293
Retail	(16)	(141)	(785)	(294)
Income (loss) from operations - total discontinued, after tax	(3,246)	3,042	(2,581)	13,999
Impairment loss
Hospice	—	—	39,804	—
Retail	—	—	—	—
Impairment loss on discontinued operations - total	—	—	39,804	$—
Income (loss) from discontinued operations
Hospice	(3,230)	3,183	(41,600)	14,293
Retail	(16)	(141)	(785)	(294)
(Loss) income from discontinued operations - total	$(3,246)	$3,042	$(42,385)	$13,999

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2013	$3,567,019	$490,437	$4,057,456
Disposition of business	(41)	—	(41)
Other	3,268	—	3,268
Goodwill balance as of September 30, 2014	$3,570,246	$490,437	$4,060,683

“Other” includes adjustments made related to the final sales terms of the Retail divestiture, see “Note 3 - Discontinued Operations” for additional details.

The Company’s intangible amortization expense for the three and nine months ended September 30, 2014 was approximately $8 million and $24 million, respectively, and approximately $8 million and $25 million for the three and nine months ended September 30, 2013, respectively.

Note 5 - Debt

The following table summarizes the Company’s debt (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility, due 2017	$—	$—
Senior term loan, due 2017	382,500	398,438
7.75% senior subordinated notes, due 2020	400,000	400,000
3.75% convertible senior subordinated notes, due 2025	79,979	132,408
4.00% junior subordinated convertible debentures, due 2033	307,122	307,153
3.25% convertible senior debentures, due 2035	427,500	427,500
3.75% convertible senior subordinated notes, due 2042	390,000	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
Capitalized lease and other debt obligations	14,906	20,685
Subtotal	2,426,257	2,500,434
Add interest rate swap agreements	18,041	18,671
(Subtract) unamortized debt discount	(537,115)	(573,082)
(Subtract) current portion of debt	(495,713)	(527,204)
Total long-term debt, net	$1,411,470	$1,418,819

Refinancing Activity
In the second quarter of 2014, through privately negotiated transactions, Omnicare repurchased approximately $52 million in aggregate principal amount of its outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) for approximately $134 million in cash. The Company recognized a loss on the repurchases of approximately $8 million in the second quarter of 2014, which is reflected in “Other charges” on the Consolidated Statement of Comprehensive Income (Loss).

In the third quarter of 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired approximately $180 million in aggregate principal amount of outstanding 2025 Notes in exchange for the issuance of $424 million in aggregate principal amount of new 3.50% Convertible Senior Subordinated Notes due 2044 (the "2044 Notes"). Additionally, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5 million in aggregate principal amount of its outstanding 2025 Notes and $150 million in aggregate principal amount of its 2020 Notes. Operating income for the three and nine months ended September 30, 2013 includes a non-cash loss of approximately $51 million in connection with the 2013 refinancing activities which is reflected in “Other Charges” on the Consolidated Statement of Comprehensive Income (Loss).

3.75% Convertible Senior Subordinated Notes, due 2025
As of September 30, 2014, approximately $80 million aggregate principal amount of the 2025 Notes remained outstanding. Holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. The conversion price is $26.84 and the conversion threshold is $34.89 as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2025 Notes were convertible by the holders to cash and shares of the Company’s common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013. Because the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature that had not yet been accreted to its face value.

4.00% Junior Subordinated Convertible Debentures, due 2033
As of September 30, 2014, approximately $307 million aggregate principal amount of the Company’s 4.00% Junior Subordinated Convertible Debentures, due 2033 (the “2033 Debentures”) was outstanding. The 2033 Debentures underlie the 4.00% Trust Preferred Income Equity Redeemable Securities (“Trust PIERS”) of Omnicare Capital Trust I and Omnicare Capital Trust II (the

“Series A Trust PIERS” and “Series B Trust PIERS”, respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable trust, which assets consist solely of a corresponding amount of 2033 Debentures. The Series A Trust PIERS and the Series B Trust PIERS have identical terms, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter. The conversion price is $40.82 and the conversion threshold is $53.07 as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the Trust PIERS (and the underlying 2033 Debentures) were convertible by the holders and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013. Because the majority of the 2033 Debentures require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature that had not yet been accreted to its face value.

The Trust PIERS (and underlying 2033 Debentures) have attained the threshold requiring payment of contingent interest in addition to regular cash interest.The contingent interest is accrued at the respective rate applied to the average trading price of the Trust PIERS for the five trading days ending on the respective date as outlined in the table below:

Accrual Period		Contingent Interest Rate	Trading price period end date	Cash interest paid per $50 stated liquidation amount of Trust PIERS	Payment Date
Start Date	End Date
December 15, 2013	March 14, 2014	0.125%	December 12, 2013	$0.09	March 17, 2014
March 15, 2014	June 14, 2014	0.125%	March 13, 2014	$0.09	June 16, 2014
June 15, 2014	September 15, 2014	0.125%	June 12, 2014	$0.09	September 15, 2014
September 15, 2014	December 14, 2014	0.125%	September 12, 2014	$0.10	December 15, 2014

3.75% Convertible Senior Subordinated Notes, due 2042
As of September 30, 2014, $390 million aggregate principal amount of 3.75% Convertible Senior Subordinated Notes due 2042 (the “2042 Notes”) was outstanding. Holders may convert their 2042 Notes, prior to April 1, 2040, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter, or at any time on or after April 1, 2040 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. The conversion price is $41.05 and the conversion threshold is $53.37 as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the aforementioned conversion threshold had been attained. As a result, the 2042 Notes were convertible by the holders to cash and shares of the Company’s common stock and have been classified as current debt, net of discount, on the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013. Because the terms of the 2042 Notes require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature that had not yet been accreted to its face value.

As outlined above, several series of the Company’s outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of Omnicare common stock under specified circumstances, including if the closing price of the Company’s common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, the Company will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that the Company will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after the Company receives a holder’s notice of conversion. As of September 30, 2014, approximately $777 million in aggregate principal amount of Convertible Notes were convertible, including the 2025 Notes, the 2042 Notes and the 2033 Debentures.

The aggregate principle amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of the Company’s common stock during the applicable measurement period. The Company cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or the impact of any such conversions on the Company’s results of operations, financial condition, liquidity or cash flows.

Revolving Credit Facility and Term Loan

As of September 30, 2014, there was $383 million outstanding under the Company’s term loan. The interest rate on the term loan was 1.91% at September 30, 2014. As of September 30, 2014, the Company had no outstanding borrowings under its revolving credit facility, except for approximately $14 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

Interest Rate Swap Agreements
The weighted average floating interest rate on the Interest Rate Swap Agreements in the third quarter of 2014 was 4.19% compared to the 7.75% stated interest rate on the corresponding 2020 Notes, which had a remaining principal balance of $400 million at September 30, 2014.

Deferred Debt Issuance Costs
The Company amortized to expense approximately $1 million of deferred debt issuance costs during each of the three month periods ended September 30, 2014 and 2013 and $3 million during each of the nine month periods ended September 30, 2014 and 2013, respectively. Interest expense for the nine months ended September 30, 2014 includes the write-off of approximately $1 million in deferred debt issuance costs related to the Company’s second quarter 2014 repurchase transaction. Interest expense for the three and nine months ended September 30, 2013 includes the write-off of approximately $5 million in deferred debt issuance costs related to the Company’s third quarter 2013 refinancing transactions activities.

Information relating to the Company’s convertible securities at September 30, 2014 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$6,913	11.25	8.25%
4.00% junior subordinated convertible debentures, due 2033	$118,348	18.75	8.01%
3.25% convertible senior debentures, due 2035	$245,433	1.25	7.63%
3.75% convertible senior subordinated notes, due 2042	$167,941	27.50	7.30%
3.50% convertible senior subordinated notes, due 2044	$208,200	29.40	7.70%

The fair value of the Company’s fixed-rate debt facilities, excluding the Interest Rate Swap Agreements, is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	September 30, 2014		December 31, 2013
Financial Instrument	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$400,000	$421,000	$400,000	$435,800
3.75% convertible senior subordinated notes, due 2025
Carrying value	53,801	—	87,310	—
Unamortized debt discount	26,178	—	45,098	—
Principal amount	79,979	180,800	132,408	306,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	188,124	—	186,136	—
Unamortized debt discount	118,998	—	121,017	—
Principal amount	307,122	468,300	307,153	455,900
3.25% convertible senior debentures, due 2035
Carrying value	405,419	—	393,126	—
Unamortized debt discount	22,081	—	34,374	—
Principal amount	427,500	450,000	427,500	457,400
3.75% convertible senior subordinated notes, due 2042
Carrying value	226,389	—	225,014	—
Unamortized debt discount	163,611	—	164,986	—
Principal amount	390,000	608,000	390,000	592,800
3.50% convertible senior subordinated notes, due 2044
Carrying value	218,003	—	216,643	—
Unamortized debt discount	206,247	—	207,607	—
Principal amount	424,250	469,600	424,250	428,500

Note 6 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended September 30,			Nine months ended September 30,
2014:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$68,077		$0.70	$192,961		$1.98
Loss from discontinued operations	(3,246)		(0.03)	(42,385)		(0.43)
Net income	$64,831	97,019	$0.67	$150,576	97,521	$1.54
Effect of Dilutive Securities
Convertible securities	66	7,945		198	8,283
Stock options, units and awards	—	584		—	646
Diluted EPS
Income from continuing operations plus assumed conversions	$68,143		$0.65	$193,159		$1.81
Loss from discontinued operations	(3,246)		(0.03)	(42,385)		(0.40)
Net income plus assumed conversions	$64,897	105,548	$0.61	$150,774	106,450	$1.42

	Three months ended September 30,			Nine months ended September 30,
2013:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income (loss) from continuing operations	$(69,351)		$(0.68)	$26,265		$0.26
Income from discontinued operations	3,042		0.03	13,999		0.14
Net income (loss)	$(66,309)	101,811	$(0.65)	$40,264	102,624	$0.39
Effect of Dilutive Securities
Convertible securities	—	—		212	6,360
Stock options, warrants, units and awards	—	—		—	628
Diluted EPS
Income (loss) from continuing operations plus assumed conversions	$(69,351)		$(0.68)	$26,477		$0.24
Income from discontinued operations	3,042		0.03	13,999		0.13
Net income (loss) plus assumed conversions	$(66,309)	101,811	$(0.65)	$40,476	109,612	$0.37

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

Diluted weighted average shares outstanding excludes the impact of 1 million stock options and stock awards for the nine months ended September 30, 2013 due to the exercise prices of these stock options and awards being greater than the average fair market value of our common stock during the period. The amount of stock options and stock awards excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 is immaterial.  Also, the Company has capped call provisions in place on our 3.75% convertible notes due 2042, which provide a hedge against economic dilution, but not against diluted share count under generally accepted accounting principles, up to an average stock price of approximately $68.75 through March 2016.

Note 7 - Commitments and Contingencies

Omnicare evaluates contingencies on an ongoing basis in light of the best available information. The Company believes that it has recorded liabilities to the extent necessary if a material loss is considered probable and reasonably estimable. To the extent that the resolution of contingencies results in actual losses that differ from the Company’s recorded liabilities, future earnings will be charged or credited accordingly.

On June 2, 2014, a complaint captioned Charles Lee on behalf of himself and all others similarly situated v. Omnicare, Inc., No. 14-CIV-1335 was filed against the Company in the U.S. District Court for the Southern District of California. The plaintiff brought the action individually and on behalf of a similarly situated class of plaintiffs. The plaintiff alleges that the Company violated the Telephone Consumer Protection Act (“TCPA”) by improperly calling cellular telephone numbers using an automatic telephone dialing system. On July 11, 2014, the Company filed an answer to the complaint. The Company denies the allegations in the complaint and intends to vigorously defend itself in this action.

On March 21, 2014, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Dr. Reddy’s Inc., Omnicare, Inc., and NeighborCare, Inc., No. 13-CIV-3779 was served on Omnicare. The initial complaint was filed under seal on June 4, 2013 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into rebate arrangements with a manufacturer of generic simvastatin allegedly in violation of the Anti-Kickback Statute and that the Company improperly charged certain dispensing fees to Medicare Part D. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On June 17, 2014, the Company filed a motion to dismiss the First Amended Complaint. On July 7, 2014, Relator filed a Second Amended Complaint in response to the motion to dismiss. On August 8, 2014, the Company moved to dismiss the Second Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On November 26, 2013, a complaint entitled United States, et al., ex rel. Frank Kurnik v. Amgen, Inc., Omnicare, Inc., PharMerica Corp., and Kindred Healthcare, Inc., No. 3:11-cv-01464-JFA, was unsealed by the U.S. District Court for the District of South Carolina. The U.S. Department of Justice has notified the court that it intervened against Omnicare for the purposes of settlement. The complaint alleges violations of the False Claims Act stemming from activities in connection with agreements it had with the manufacturer of the pharmaceutical Aranesp that allegedly violated the Anti-Kickback Statute. In a previous filing, prior to the complaint being unsealed, the Company disclosed the underlying investigation by the U.S. Department of Justice, through the U.S. Attorney’s Office for the District of South Carolina. The Company previously recorded a provision related to this matter. On February 27, 2014, the Company agreed to a settlement of this matter in exchange for a payment of $4.2 million, which was accrued as of December 31, 2013 and paid in the first half of 2014. On February 28, 2014, the Court dismissed this case with prejudice.

On November 18, 2013, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Omnicare, Inc., NeighborCare, Inc., PharMerica Corporation, and Managed Health Care Associates, Inc., No. 1:12-CIV-0275 was served on Omnicare. The initial complaint was filed under seal on January 12, 2012 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company dispensed certain brand medications in lieu of generic alternatives in violation of state board of pharmacy regulations or state Medicaid laws, and allegations that the Company dispensed expired medications in violation of Medicare regulations. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On February 7, 2014, the relator filed a Second Amended Complaint. On February 28, 2014, the Company filed a motion to dismiss the Second Amended Complaint. On August 12, 2014, the court granted the Company’s motion to dismiss and entered an order dismissing with prejudice all claims against the Company.

On July 29, 2013, a complaint entitled James D. “Buddy” Caldwell, Attorney General, ex rel. State of Louisiana v. Abbott Laboratories, Inc., et al., No. 603091, was served on Omnicare. The initial complaint was first filed against Abbott on June 30, 2011. Omnicare and other defendants were added on July 9, 2013. The complaint was brought by the Louisiana Attorney General alleging that certain activities in connection with agreements Omnicare had with Abbott, the manufacturer of the pharmaceutical Depakote, violated the Louisiana Medical Assistance Program Integrity Laws and Unfair Trade Practices Act. On August 27, 2013, the Company removed this action to the United States District Court for the Middle District of Louisiana. On September 26, 2013, the State moved to remand the case to state court. The Company opposed the motion. On September 23, 2014, the Court remanded the case to state court. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On May 23, 2013, a qui tam complaint entitled United States and the State of Illinois ex rel. Alan Litwiller v. Omnicare, Inc., No. 1:11-cv-08980, was unsealed by the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint was brought by Alan Litwiller as a private party qui tam relator on behalf of the federal government and the State of Illinois. The action alleges civil violations of the federal False Claims Act and analogous Illinois state law based upon allegations that the Company agreed to forego collection of certain debts, provided certain credits or refunds to customers, provided charitable donations to charities associated with certain customers, and provided other services below cost for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On September 16, 2013, the Company filed a motion to dismiss the relator’s claims. On April 14, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On June 17, 2014, the Company and Relator reached an agreement in principle to a dismissal of this matter. On August 4, 2014, the Court dismissed this matter with prejudice.
On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On September 6, 2013, the relator filed a Third Amended Complaint. On November 5, 2013, the Company filed a motion to dismiss the Third Amended Complaint. On June 12, 2014, the court granted in part and denied in part the motion to dismiss. On July 14, 2014, the Company filed an answer to the Third Amended Complaint. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.
On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On August 30, 2013, the Company filed a motion to dismiss the complaint. On October 22, 2013, as part of the agreement in principle to settle the claims alleged in the Gale complaint (as described below), the Company agreed with the relator to settle certain federal claims alleged in the Silver complaint. The agreement in principle was not effectuated. On November 12, 2013, the relator filed his Third Amended Complaint and on December 6, 2013, the Company filed a Motion to Dismiss the Third Amended Complaint. On January 24, 2014, as part of the revised agreement in principle to settle the claims alleged in the Gale complaint, the Company agreed to pay $8.24 million and no attorneys’ fees to settle all state claims in the Silver complaint and the U.S. Department of Justice agreed to have all federal claims in the Silver complaint dismissed with prejudice. This agreement in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint was executed by the federal government, the Company, relators and relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims were executed by each state named in the Silver complaint except for the State of Hawaii. On September 16, 2014, the court entered an order dismissing the Company from the case with prejudice.

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the court on June 9, 2011 after the U.S. Department of Justice notified the court that it has declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleges civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the “most favored customer” pricing laws of various state Medicaid plans. The Company filed a motion to dismiss on January 27, 2012. On September 26, 2012, the court granted in part and denied in part the Company’s motion to dismiss. On October 22, 2013, the Company reached an agreement in principle, without admitting liability, with the relator, pursuant to which the Company agreed to pay $120 million, plus attorneys’ fees, to settle the relator’s alleged claims, as well as certain claims alleged in the Silver complaint (described above). On December 6, 2013, after approval by the U.S. Department of Justice, the Company and the relator executed settlement documentation. Prior to the case being dismissed, the court learned of a potential breach of the seal by the relator and potential misrepresentations by the relator and his attorneys and held a hearing on January 9, 2014 to reconsider the court’s prior order denying the Company’s motion for disqualification of the relator and dismissal of the action and the Company’s additional motion for sanctions. Prior to the court’s decision on the reconsideration motion and a motion for sanctions against the relator and his attorneys, on January 24, 2014, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice (which was granted leave to intervene on February 20, 2014), in which the Company agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and to pay $8.24 million and no attorneys’ fees to settle all the state claims alleged in the Silver complaint and the U.S. Department of Justice agreed to have federal claims alleged in the Silver complaint dismissed with prejudice. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator will pay the Company $4.24 million to settle the motion for sanctions. These agreements in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint were executed by the federal government, the Company, the relators and relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims in Silver were executed by each state named in the Silver complaint except for the State of Hawaii. The Company recorded a provision equal to the net settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2013. During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively, and $4.24 million was received related to the motion for sanctions filed by the Company against relator Gale and his attorneys. On August 11, 2014, the court entered an order dismissing with prejudice all claims against the Company.
On August 24, 2011, a class action complaint entitled Ansfield v. Omnicare, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s common stock from January 10, 2007 through August 5, 2010 against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of Kentucky, alleging violations of federal securities laws in connection with alleged false and misleading statements with respect to the Company’s compliance with federal and state Medicare and Medicaid laws and regulations. On October 21, 2011, a class action complaint entitled Jacksonville Police & Fire Pension Fund v. Omnicare, Inc. et al. was filed on behalf of the same putative class of purchasers as is referenced in the Ansfield complaint, against the Company and certain of its current and former officers, in the U.S. District Court for the Eastern District of Kentucky. Plaintiffs allege substantially the same violations of federal securities law as are alleged in the Ansfield complaint. Both complaints seek unspecified money damages. The court has appointed lead counsel and a consolidated amended complaint was filed on May 11, 2012. The Company filed a motion to dismiss on July 16, 2012. On March 27, 2013, the court granted the Company’s motion to dismiss and dismissed all claims with prejudice. On April 26, 2013, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit appealing the District Court’s order dismissing the complaint with prejudice. The parties completed oral argument before the Sixth Circuit on January 30, 2014. On October 10, 2014, the Court of Appeals for the Sixth Circuit affirmed the District Court’s dismissal with prejudice.
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

The U.S. Department of Justice is investigating whether certain of the Company’s practices relating to customer collections violated the False Claims Act or the Anti-Kickback Statute. The Company is cooperating with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter.
On November 19, 2010, the Company was served with a second amended qui tam complaint entitled United States ex rel. Rostholder v. Omnicare, Inc. and Omnicare Distribution Center, LLC f/k/a Heartland Repack Services LLC, No. CCB-07-1283, which was filed under seal with the U.S. District Court in Baltimore, Maryland in May 2007. The U.S. Department of Justice notified the court on April 22, 2009 that it declined to intervene in this action. The complaint was brought by Barry Rostholder as a private party qui tam relator on behalf of the federal government and several state and local governments. The action, in general, alleges civil violations of the False Claims Act based on allegations that the Company submitted claims for reimbursement for drugs that were repackaged at its Heartland repackaging facility in violation of certain FDA regulations. These allegations arise from the previously disclosed issues experienced by the Company at its Heartland repackaging facility, which suspended operations in 2006. On September 30, 2011, the Company filed a motion to dismiss the lawsuit in its entirety. On August 14, 2012, the court granted the Company’s motion with prejudice as to the relator and without prejudice as to the United States. The relator filed an amended motion for reconsideration on September 10, 2012. On October 19, 2012, the court denied the relator’s motion to reconsider. On November 16, 2012, the relator filed a Notice of Appeal to the U.S. Court of Appeals for the Fourth Circuit from the District Court’s denial of the motion to reconsider and granting of the Company’s motion to dismiss. On February 21, 2014, the U.S. Court of Appeals for the Fourth Circuit upheld the United States District Court’s dismissal of the lawsuit with prejudice. On May 22, 2014, relator filed a petition for writ of certiorari in the United States Supreme Court. On October 6, 2014, the Supreme Court denied relator’s petition for writ of certiorari.
As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney’s Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General (“OIG”) with a term of five years from November 2, 2009. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties. The OIG is currently seeking information concerning the Company’s compliance programs and policies and its arrangements. Consistent with the CIA, the Company is reviewing its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts has increased and will continue to increase.
In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects, and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers, and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc. The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013, the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari. On June 5, 2014, the Company filed its Brief in Support of Appeal in the United States Supreme Court. Oral argument at the United States Supreme Court is scheduled for November 3, 2014.

For the three and nine months ended September 30, 2014, charges of approximately $13 million and $27 million, respectively, and approximately $143 million and $170 million for the three and nine months ended September 30, 2013, respectively, were included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income (Loss), primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company. In connection with Omnicare’s participation in Medicare, Medicaid, and other healthcare programs, the Company is subject to various inspections, audits, inquiries, and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, the Company maintains a compliance program which establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies. In connection with its compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries, and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income (Loss).

The Company cannot know the ultimate outcome of the pending matters described in the preceding paragraphs, and there can be no assurance that the resolution of these matters will not have a material adverse impact on the Company’s consolidated results of operations, financial position or cash flows or, in the case of other billing matters, that these matters will be resolved in an amount that will not exceed the amount of the pretax charges previously recorded by the Company.

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations, and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing certain laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. In addition to the inquiries discussed above, the Company from time to time receives inquiries from federal and state agencies regarding compliance with various healthcare laws. The Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. The Company evaluates these matters on an ongoing basis and records accruals for such contingencies if the Company concludes that it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. In many situations, these matters are being contested by the Company, the outcome is not predictable and any potential loss is not estimable.

The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) the proceedings present a wide range of potential outcomes. With respect to violations of the False Claims Act, treble damages and/or additional penalties per claim will apply. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the pending matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

The Company indemnifies its directors and officers for certain liabilities that might arise from the performance of their responsibilities for the Company.  Additionally, in the normal course of its business, the Company enters into contracts pursuant to which the Company may make a variety of representations and warranties and indemnify the counterparty for certain losses.  The Company’s possible exposure under these arrangements cannot be reasonably estimated, as this involves the resolution of claims made, or future claims that may be made, against the Company or its directors or officers, the outcomes of which are unknown and not currently predictable.  Accordingly, the Company has not recorded any accrual related to its indemnification obligations.

Note 8 - Segment Information

The Company is organized in two operating segments, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”). These segments are based on the operations of the underlying businesses and the customers they serve. The Company’s larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services. LTC’s customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides specialty pharmacy and key commercialization services for the biopharmaceutical industry. The primary components of the “Corporate/Other” segment are the Company’s corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

(In thousands)	For the three months ended September 30,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,183,398	$424,580	$77	$1,608,055
Depreciation and amortization expense	(17,405)	(1,078)	(14,849)	(33,332)
Settlement, litigation and other related charges	(12,868)	—	—	(12,868)
Other charges	(3,553)	—	(446)	(3,999)
Operating income (loss)	142,285	34,203	(40,746)	135,742
2013:
Net sales	$1,157,951	$357,057	$160	$1,515,168
Depreciation and amortization expense	(17,919)	(1,168)	(14,953)	(34,040)
Settlement, litigation and other related charges	(143,484)	—	—	(143,484)
Other charges	(10,764)	—	(50,868)	(61,632)
Operating income (loss)	4,207	26,845	(91,828)	(60,776)

	For the nine months ended September 30,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$3,565,092	$1,224,319	$266	$4,789,677
Depreciation and amortization expense	(52,258)	(3,373)	(44,798)	(100,429)
Settlement, litigation and other related charges	(27,467)	—	—	(27,467)
Other charges	(8,984)	—	(16,575)	(25,559)
Operating income (loss)	444,402	97,057	(142,719)	398,740
2013:
Net sales	$3,458,772	$1,017,127	$1,330	$4,477,229
Depreciation and amortization expense	(53,801)	(3,408)	(42,318)	(99,527)
Settlement, litigation and other related charges	(169,615)	—	—	(169,615)
Other charges	(44,065)	—	(52,841)	(96,906)
Operating income (loss)	259,953	82,005	(187,678)	154,280

Note 9 - Guarantor Subsidiaries

The 2020 Notes, the 2025 Notes, the 2042 Notes, and the Company’s 3.50% Convertible Senior Subordinated Notes, due 2044 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by certain 100% owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2014 and December 31, 2013 for the balance sheets, as well as the three and nine months ended September 30, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows. In connection with the sale of Hospice in the third quarter of 2014, the results of the Hospice operations have been reclassified as Non-Guarantor Subsidiaries for all periods presented (see “Note 3 - Discontinued Operations” for additional details on the sale of Hospice). Management believes separate complete financial statements of the Guarantor Subsidiaries would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiaries, and thus are not presented. The equity method has been used with respect to the Parent company’s investment in subsidiaries. No consolidating/eliminating adjustment column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,576,811	$31,244	$—	$1,608,055
Cost of sales	—	1,236,644	19,951	—	1,256,595
Gross profit	—	340,167	11,293	—	351,460
Selling, general and administrative expenses	1,053	172,857	5,030	—	178,940
Provision for doubtful accounts	—	19,570	341	—	19,911
Settlement, litigation and other related charges	—	12,868	—	—	12,868
Other charges	—	3,999	—	—	3,999
Operating income (loss)	(1,053)	130,873	5,922	—	135,742
Interest expense, net of investment income	(28,456)	(261)	—	—	(28,717)
Income (loss) before income taxes	(29,509)	130,612	5,922	—	107,025
Income tax (benefit) expense	(11,503)	48,139	2,312	—	38,948
Income (loss) from continuing operations	(18,006)	82,473	3,610	—	68,077
Loss from discontinued operations	—	(526)	(2,720)	—	(3,246)
Equity of net income of subsidiaries	82,837	—	—	(82,837)	—
Net income	$64,831	$81,947	$890	$(82,837)	$64,831
Comprehensive income	$65,170	$81,947	$890	$(82,837)	$65,170
2013:
Net sales	$—	$1,485,545	$29,623	$—	$1,515,168
Cost of sales	—	1,146,140	17,057	—	1,163,197
Gross profit	—	339,405	12,566	—	351,971
Selling, general and administrative expenses	1,504	176,970	4,194	—	182,668
Provision for doubtful accounts	—	24,487	476	—	24,963
Settlement, litigation and other related charges	—	143,484	—	—	143,484
Other charges	—	54,361	7,271	—	61,632
Operating income (loss)	(1,504)	(59,897)	625	—	(60,776)
Interest expense, net of investment income	(34,583)	(344)	2	—	(34,925)
Income (loss) before income taxes	(36,087)	(60,241)	627	—	(95,701)
Income tax (benefit) expense	(14,190)	(15,270)	3,110	—	(26,350)
Income (loss) from continuing operations	(21,897)	(44,971)	(2,483)	—	(69,351)
Income (loss) from discontinued operations	—	(2,100)	5,142	—	3,042
Equity of net income of subsidiaries	(44,412)	—	—	44,412	—
Net loss	$(66,309)	$(47,071)	$2,659	$44,412	$(66,309)
Comprehensive loss	$(66,305)	$(47,071)	$2,659	$44,412	$(66,305)

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the nine months ended September 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$4,697,025	$92,652	$—	$4,789,677
Cost of sales	—	3,669,163	56,370	—	3,725,533
Gross profit	—	1,027,862	36,282	—	1,064,144
Selling, general and administrative expenses	3,481	531,899	14,436	—	549,816
Provision for doubtful accounts	—	61,202	1,360	—	62,562
Settlement, litigation and other related charges	—	27,467	—	—	27,467
Other charges	—	25,559	—	—	25,559
Operating income (loss)	(3,481)	381,735	20,486	—	398,740
Interest expense, net of investment income	(86,676)	(1,462)	—	—	(88,138)
Income (loss) before income taxes	(90,157)	380,273	20,486	—	310,602
Income tax (benefit) expense	(34,846)	144,569	7,918	—	117,641
Income (loss) from continuing operations	(55,311)	235,704	12,568	—	192,961
Loss from discontinued operations	—	(1,245)	(41,140)	—	(42,385)
Equity of net income of subsidiaries	205,887	—	—	(205,887)	—
Net income	$150,576	$234,459	$(28,572)	$(205,887)	$150,576
Comprehensive income	$151,182	$234,459	$(28,572)	$(205,887)	$151,182
2013:
Net sales	$—	$4,383,420	$93,809	$—	$4,477,229
Cost of sales	—	3,362,356	53,683	—	3,416,039
Gross profit	—	1,021,064	40,126	—	1,061,190
Selling, general and administrative expenses	3,696	547,264	14,316	—	565,276
Provision for doubtful accounts	—	73,671	1,442	—	75,113
Settlement, litigation and other related charges	—	169,615	—	—	169,615
Other charges	—	89,635	7,271	—	96,906
Operating income (loss)	(3,696)	140,879	17,097	—	154,280
Interest expense, net of investment income	(92,757)	(890)	(364)	—	(94,011)
Income (loss) before income taxes	(96,453)	139,989	16,733	—	60,269
Income tax (benefit) expense	(37,395)	62,093	9,306	—	34,004
Income (loss) from continuing operations	(59,058)	77,896	7,427	—	26,265
Income (loss) from discontinued operations	—	(9,115)	23,114	—	13,999
Equity of net income of subsidiaries	99,322	—	—	(99,322)	—
Net income	$40,264	$68,781	$30,541	$(99,322)	$40,264
Comprehensive loss	$40,170	$68,781	$30,541	$(99,322)	$40,170

Note 9 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$248,786	$26,183	$11,974	$—	$286,943
Accounts receivable, net (including intercompany)	—	648,877	94,673	(92,326)	651,224
Inventories	—	486,761	7,802	—	494,563
Deferred income tax benefits, net-current	—	56,135	374	(425)	56,084
Other current assets	30,506	257,138	27,521	—	315,165
Current assets of discontinued operations	—	—	—	—	—
Total current assets	279,292	1,475,094	142,344	(92,751)	1,803,979
Properties and equipment, net	—	325,405	5,196	—	330,601
Goodwill	—	4,031,878	28,805	—	4,060,683
Identifiable intangible assets, net	—	104,884	1,541	—	106,425
Other noncurrent assets	38,039	57,571	39	—	95,649
Noncurrent assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	4,952,869	—	—	(4,952,869)	—
Total assets	$5,270,200	$5,994,832	$177,925	$(5,045,620)	$6,397,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$30,230	$472,964	$32,138	$(92,326)	$443,006
Current portion of long-term debt	495,713	—	—	—	495,713
Current liabilities of discontinued operations	—	—	—	—	—
Long-term debt, notes and convertible debentures	1,402,712	8,758	—	—	1,411,470
Deferred income tax liabilities	377,955	645,327	—	(425)	1,022,857
Other noncurrent liabilities	—	58,891	1,810	—	60,701
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Convertible debt	308,787	—	—	—	308,787
Stockholders’ equity	2,654,803	4,808,892	143,977	(4,952,869)	2,654,803
Total liabilities and stockholders’ equity	$5,270,200	$5,994,832	$177,925	$(5,045,620)	$6,397,337
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$68,050	$12,041	$—	$356,001
Accounts receivable, net (including intercompany)	—	693,729	315,323	(313,368)	695,684
Inventories	—	505,567	6,851	—	512,418
Deferred income tax benefits, net-current	—	135,148	—	(54)	135,094
Other current assets	1,989	242,166	21,381	—	265,536
Current assets of discontinued operations	—	12,305	37,690	—	49,995
Total current assets	277,899	1,656,965	393,286	(313,422)	2,014,728
Properties and equipment, net	—	301,200	4,688	—	305,888
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	127,798	2,176	—	129,974
Other noncurrent assets	41,825	54,834	63	—	96,722
Noncurrent assets of discontinued operations	—	3,762	83,316	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$6,173,210	$512,334	$(5,444,702)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$83,028	$793,461	$23,986	$(313,368)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	1,894	16,952	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	13,191	—	—	1,418,819
Deferred income tax liabilities	363,240	635,640	13,907	(54)	1,012,733
Other noncurrent liabilities	—	52,072	1,763	—	53,835
Noncurrent liabilities of discontinued operations	—	176	1,222	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	4,676,776	454,504	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$6,173,210	$512,334	$(5,444,702)	$6,691,846

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(68,865)	$425,119	$(837)	$355,417
Cash flows from investing activities:
Divestiture of businesses, net	—	71,194	—	71,194
Capital expenditures	—	(67,217)	(654)	(67,871)
Other	—	(881)	—	(881)
Net cash flows from (used in) investing activities	—	3,096	(654)	2,442
Cash flows from financing activities:
Payments on terms loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(176,983)	—	—	(176,983)
Decrease in cash overdraft balance	(10,036)	(9,750)	—	(19,786)
Payments for Omnicare common stock repurchase	(160,438)	—	—	(160,438)
Dividends paid	(58,419)	—	—	(58,419)
Other	463,555	(458,908)	—	4,647
Net cash flows from (used in) financing activities	41,741	(468,658)	—	(426,917)
Net increase (decrease) in cash and cash equivalents	(27,124)	(40,443)	(1,491)	(69,058)
Increase (decrease) from discontinued operations	—	1,424	(1,424)	—
Net increase (decrease) from continuing operations	(27,124)	(41,867)	(67)	(69,058)
Cash and cash equivalents at beginning of period	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of period	$248,786	$26,183	$11,974	$286,943
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,519)	$507,984	$(10,800)	$454,665
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(3,798)	—	(3,798)
Divestiture of business, net	—	675	10,408	11,083
Capital expenditures	—	(71,984)	(1,295)	(73,279)
Other	(227)	(180)	—	(407)
Net cash flows used in investing activities	(227)	(75,287)	9,113	(66,401)
Cash flows from financing activities:
Payments on term loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(190,403)	—	—	(190,403)
Fees paid for financing activities	(4,851)	—	—	(4,851)
Decrease in cash overdraft balance	(10,232)	(1,258)	—	(11,490)
Payments for Omnicare common stock repurchases	(91,259)	—	—	(91,259)
Dividends paid	(43,011)	—	—	(43,011)
Other	442,769	(422,607)	—	20,162
Net cash flows from (used in) financing activities	87,075	(423,865)	—	(336,790)
Net increase in cash and cash equivalents	44,329	8,832	(1,687)	51,474
Decrease from discontinued operations	—	—	(2,169)	(2,169)
Net increase (decrease) from continuing operations	44,329	8,832	482	53,643
Cash and cash equivalents at beginning of period	383,674	49,108	11,838	444,620
Cash and cash equivalents at end of period	$428,003	$57,940	$12,320	$498,263

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s 3.25% Convertible Senior Debentures due 2035 (with optional redemption by Omnicare on or after, or an optional repurchase right of holders on, December 15, 2015, at par) are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a 100% owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the Non-Guarantor Subsidiaries as of September 30, 2014 and December 31, 2013 for the balance sheets, as well as the three and nine months ended September 30, 2014 and 2013 for the statements of comprehensive income (loss) and the statements of cash flows. Management believes separate complete financial statements of the Guarantor Subsidiary would not provide information that would be necessary for evaluating the sufficiency of the Guarantor Subsidiary, and thus are not presented. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. The equity method has been used with respect to the Parent company’s investment in subsidiaries. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,608,055	$—	$1,608,055
Cost of sales	—	—	1,256,595	—	1,256,595
Gross profit	—	—	351,460	—	351,460
Selling, general and administrative expenses	1,053	430	177,457	—	178,940
Provision for doubtful accounts	—	—	19,911	—	19,911
Settlement, litigation and other related charges	—	—	12,868	—	12,868
Other charges	—	—	3,999	—	3,999
Operating income (loss)	(1,053)	(430)	137,225	—	135,742
Interest expense, net of investment income	(28,456)	—	(261)	—	(28,717)
Income (loss) before income taxes	(29,509)	(430)	136,964	—	107,025
Income tax (benefit) expense	(11,503)	(168)	50,619	—	38,948
Income (loss) from continuing operations	(18,006)	(262)	86,345	—	68,077
Loss from discontinued operations	—	—	(3,246)	—	(3,246)
Equity of net income of subsidiaries	82,837	—	—	(82,837)	—
Net income (loss)	$64,831	$(262)	$83,099	$(82,837)	$64,831
Comprehensive income (loss)	$65,170	$(262)	$83,099	$(82,837)	$65,170
2013:
Net sales	$—	$—	$1,515,168	$—	$1,515,168
Cost of sales	—	—	1,163,197	—	1,163,197
Gross profit	—	—	351,971	—	351,971
Selling, general and administrative expenses	1,504	417	180,747	—	182,668
Provision for doubtful accounts	—	—	24,963	—	24,963
Settlement, litigation and other related charges	—	—	143,484	—	143,484
Other charges	—	—	61,632	—	61,632
Operating loss	(1,504)	(417)	(58,855)	—	(60,776)
Interest expense, net of investment income	(34,583)	—	(342)	—	(34,925)
Loss before income taxes	(36,087)	(417)	(59,197)	—	(95,701)
Income tax benefit	(14,190)	(164)	(11,996)	—	(26,350)
Loss from continuing operations	(21,897)	(253)	(47,201)	—	(69,351)
Income from discontinued operations	—	—	3,042	—	3,042
Equity of net income of subsidiaries	(44,412)	—	—	44,412	—
Net income (loss)	$(66,309)	$(253)	$(44,159)	$44,412	$(66,309)
Comprehensive income (loss)	$(66,305)	$(253)	$(44,159)	$44,412	$(66,305)

Note 9 - Guarantor Subsidiaries (Continued)

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	For the nine months ended September 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$4,789,677	$—	$4,789,677
Cost of sales	—	—	3,725,533	—	3,725,533
Gross profit	—	—	1,064,144	—	1,064,144
Selling, general and administrative expenses	3,481	1,309	545,026	—	549,816
Provision for doubtful accounts	—	—	62,562	—	62,562
Settlement, litigation and other related charges	—	—	27,467	—	27,467
Other charges	—	—	25,559	—	25,559
Operating income (loss)	(3,481)	(1,309)	403,530	—	398,740
Interest expense, net of investment income	(86,676)	—	(1,462)	—	(88,138)
Income (loss) before income taxes	(90,157)	(1,309)	402,068	—	310,602
Income tax (benefit) expense	(34,846)	(506)	152,993	—	117,641
Income (loss) from continuing operations	(55,311)	(803)	249,075	—	192,961
Loss from discontinued operations	—	—	(42,385)	—	(42,385)
Equity of net income of subsidiaries	205,887	—	—	(205,887)	—
Net income (loss)	$150,576	$(803)	$206,690	$(205,887)	$150,576
Comprehensive income (loss)	$151,182	$(803)	$206,690	$(205,887)	$151,182
2013:
Net sales	$—	$—	$4,477,229	$—	$4,477,229
Cost of sales	—	—	3,416,039	—	3,416,039
Gross profit	—	—	1,061,190	—	1,061,190
Selling, general and administrative expenses	3,696	1,233	560,347	—	565,276
Provision for doubtful accounts	—	—	75,113	—	75,113
Settlement, litigation and other related charges	—	—	169,615	—	169,615
Other charges	—	—	96,906	—	96,906
Operating income (loss)	(3,696)	(1,233)	159,209	—	154,280
Interest expense, net of investment income	(92,757)	—	(1,254)	—	(94,011)
Income (loss) before income taxes	(96,453)	(1,233)	157,955	—	60,269
Income tax (benefit) expense	(37,395)	(478)	71,877	—	34,004
Income (loss) from continuing operations	(59,058)	(755)	86,078	—	26,265
Income from discontinued operations	—	—	13,999	—	13,999
Equity of net income of subsidiaries	99,322	—	—	(99,322)	—
Net income (loss)	$40,264	$(755)	$100,077	$(99,322)	$40,264
Comprehensive income (loss)	$40,170	$(755)	$100,077	$(99,322)	$40,170

Note 9 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of September 30, 2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$248,786	$—	$38,157	$—	$286,943
Accounts receivable, net (including intercompany)	—	192	651,224	(192)	651,224
Inventories	—	—	494,563	—	494,563
Deferred income tax benefits, net-current	—	—	56,084	—	56,084
Other current assets	30,506	—	284,659	—	315,165
Current assets of discontinued operations	—	—	—	—	—
Total current assets	279,292	192	1,524,687	(192)	1,803,979
Properties and equipment, net	—	13	330,588	—	330,601
Goodwill	—	—	4,060,683	—	4,060,683
Identifiable intangible assets, net	—	—	106,425	—	106,425
Other noncurrent assets	38,039	19	57,591	—	95,649
Noncurrent assets of discontinued operations	—	—	—	—	—
Investment in subsidiaries	4,952,869	—	—	(4,952,869)	—
Total assets	$5,270,200	$224	$6,079,974	$(4,953,061)	$6,397,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$30,230	$—	$412,968	$(192)	$443,006
Current portion of long-term debt	495,713	—	—	—	495,713
Current liabilities of discontinued operations	—	—	—	—	—
Long-term debt, notes and convertible debentures	1,402,712	—	8,758	—	1,411,470
Deferred income tax liabilities	377,955	—	644,902	—	1,022,857
Other noncurrent liabilities	—	—	60,701	—	60,701
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Convertible debt	308,787	—	—	—	308,787
Stockholders’ equity	2,654,803	224	4,952,645	(4,952,869)	2,654,803
Total liabilities and stockholders’ equity	$5,270,200	$224	$6,079,974	$(4,953,061)	$6,397,337
As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$—	$80,091	$—	$356,001
Accounts receivable, net (including intercompany)	—	210	695,684	(210)	695,684
Inventories	—	—	512,418	—	512,418
Deferred income tax benefits, net-current	—	—	135,094	—	135,094
Other current assets	1,989	—	263,547	—	265,536
Current assets of discontinued operations	—	—	49,995	—	49,995
Total current assets	277,899	210	1,736,829	(210)	2,014,728
Properties and equipment, net	—	19	305,869	—	305,888
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	129,974	—	129,974
Other noncurrent assets	41,825	19	54,878	—	96,722
Noncurrent assets of discontinued operations	—	—	87,078	—	87,078
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Total assets	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$83,028	$—	$504,289	$(210)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	—	18,846	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	—	13,191	—	1,418,819
Deferred income tax liabilities	363,240	—	649,493	—	1,012,733
Other noncurrent liabilities	—	—	53,835	—	53,835
Noncurrent liabilities of discontinued operations	—	—	1,398	—	1,398
Convertible debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	248	5,131,032	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows - Unaudited
(in thousands)

	For the nine months ended September 30,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(68,865)	$—	$424,282	$355,417
Cash flows from investing activities:
Disposition of businesses	—	—	71,194	71,194
Capital expenditures	—	—	(67,871)	(67,871)
Other	—	—	(881)	(881)
Net cash flows from investing activities	—	—	2,442	2,442
Cash flows from financing activities:
Payments on terms loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(176,983)	—	—	(176,983)
Decrease in cash overdraft balance	(10,036)	—	(9,750)	(19,786)
Payments for Omnicare common stock repurchase	(160,438)	—	—	(160,438)
Dividends paid	(58,419)	—	—	(58,419)
Other	463,555	—	(458,908)	4,647
Net cash flows from (used in) financing activities	41,741	—	(468,658)	(426,917)
Net increase (decrease) in cash and cash equivalents	(27,124)	—	(41,934)	(69,058)
Less increase in cash and cash equivalents of discontinued operations	—	—	—	—
Increase (decrease) in cash and cash equivalents of continuing operations	(27,124)	—	(41,934)	(69,058)
Cash and cash equivalents at beginning of period	275,910	—	80,091	356,001
Cash and cash equivalents at end of period	$248,786	$—	$38,157	$286,943
2013:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(42,519)	$—	$497,184	$454,665
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(3,798)	(3,798)
Divestiture of business, net	—	—	11,083	11,083
Capital expenditures	—	—	(73,279)	(73,279)
Other	(227)	—	(180)	(407)
Net cash flows used in investing activities	(227)	—	(66,174)	(66,401)
Cash flows from financing activities:
Payments on term loans	(15,938)	—	—	(15,938)
Payments on long-term borrowings and obligations	(190,403)	—	—	(190,403)
Fees paid for financing activities	(4,851)	—	—	(4,851)
Decrease in cash overdraft balance	(10,232)	—	(1,258)	(11,490)
Payments for Omnicare common stock repurchases	(91,259)	—	—	(91,259)
Dividends paid	(43,011)	—	—	(43,011)
Other	442,769	—	(422,607)	20,162
Net cash flows from (used in) financing activities	87,075	—	(423,865)	(336,790)
Net increase in cash and cash equivalents	44,329	—	7,145	51,474
Less decrease in cash and cash equivalents of discontinued operations	—	—	(2,169)	(2,169)
Increase (decrease) in cash and cash equivalents of continuing operations	44,329	—	9,314	53,643
Cash and cash equivalents at beginning of period	383,674	—	60,946	444,620
Cash and cash equivalents at end of period	$428,003	$—	$70,260	$498,263

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Omnicare, Inc. Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” You should also refer to our audited Consolidated Financial Statements and the notes thereto and the related MD&A, including critical accounting policies, for the year ended December 31, 2013, which appear in our 2013 Annual Report on Form 10-K (“2013 Annual Report”).

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “its,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

Executive Overview

Omnicare is a leading healthcare services company that specializes in the management of complex pharmaceutical care. We operate two primary businesses, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”), each serving a different customer population but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, we are the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. Through SCG, we provide specialty pharmacy and commercialization services for the biopharmaceutical industry. We leverage our specialized clinical capabilities and innovative technology solutions across both primary businesses as key components of the value management believes we provide to our customers. We service customers across the United States.

Through LTC, we operate the nation’s largest institutional pharmacy business, based on both revenues and the number of beds served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily concentrated in the senior citizen market, we have a high level of insight into geriatric pharmaceutical care. As of September 30, 2014, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC dispensed approximately 28 million prescriptions in the third quarter of 2014.

SCG operates across a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG’s services are largely centered on the specialty pharmaceutical market. These services are based on four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. The brand support services, supply chain solutions and patient support services platforms are integrated fee-for-service platforms which focus on helping the drug manufacturer market, distribute and obtain reimbursement for their products. Through its specialty pharmacy platform, SCG dispenses specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones.

We believe that we have an attractive business model, with a market leadership position in the long-term care market, and our position in the growing specialty care market supported by strong cash flows. Moreover, we believe that our business model is appropriately aligned with the interests of our customers, payors and patients as many of the factors that benefit Omnicare, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on our key constituencies. As such, we believe we can play a role in lowering the country’s healthcare costs while striving for positive patient outcomes.

In the first nine months of 2014, SCG continued its strong financial performance primarily as a result of strong organic growth and drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to increased drug price inflation along with a higher average number of beds served primarily related to our business with Kindred Healthcare, Inc. (“Kindred”).

In April 2012, we entered into capped call transactions with a counterparty. The capped call transactions are intended to reduce potential economic dilution upon conversion of the 3.75% Convertible Senior Subordinated Notes due 2042. The capped calls settle in four annual tranches through March 2016, one of which settled in the first quarter of 2014. We received approximately 0.6 million net shares upon settlement with a value of approximately $38 million. The remaining capped calls provide a hedge against economic dilution, but not against diluted share count under GAAP, up to an average stock price of approximately $68.75 per share through March 2016.

In June 2014, through privately negotiated transactions, we repurchased approximately $52 million in aggregate principal amount of our outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) for approximately $134 million in cash. We recognized loss on the repurchase of approximately $8 million and wrote off debt issuance costs of $1 million in the three and six months ended June 30, 2014 which were reflected in “Other charges” and “Interest Expense” on the Consolidated Statements of Comprehensive Income, respectively.

On June 30, 2014, as previously announced, John L. Workman, our CEO and a director, retired from all positions with the Company. Effective upon his retirement, Nitin Sahney, our President and Chief Operating Officer, became our President and Chief Executive Officer and a member of our Board of Directors.

During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively (each as described in “Note 7 - Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements), and $4.24 million was received related to the our motion for sanctions filed against relator Gale and his attorneys.

In the second quarter of 2014, we finalized the sale of Retail for net proceeds of approximately $6 million. Additionally, in the three and nine months ended September 30, 2014, we finalized the sale of Hospice for proceeds of approximately $65 million and recorded an after-tax loss of $4 million on the disposal. In the nine months ended September 30, 2014, we recorded an impairment loss of $40 million to reduce the carrying value of Hospice to fair value.

For a further description of our business activities, see the “Business” caption of Part I, Item 1 of the 2013 Annual Report.

Regulatory Matters Update

As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for the Centers for Medicare & Medicaid Services’ (“CMS”) calculation of maximum prescription drug reimbursement amounts under state Medicaid programs, as discussed below.
In March 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013, and payments made to Medicare Advantage organizations and Medicare Part D sponsors on or after April 1, 2013. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. We believe that this reduction in CMS payments to Medicare Part D plan sponsors generally does not directly affect the amounts that we are paid under our existing agreements with Medicare Part D plan sponsors. However, it is possible that the sequestration reductions could lead Medicare Part D plan sponsors to seek lower rates through renegotiation. We cannot assure you that sequestration or other future policies impacting federal spending on Medicare will not adversely affect our business.
Effective for federal fiscal year 2015, which began October 1, 2014, CMS has increased reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 2.0% compared to fiscal year 2014 levels. We cannot assure you, however, that Medicare reimbursement rates in future years will not be reduced.
Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had generally been calculated using wholesale acquisition cost will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. We submitted comments to CMS on various aspects of these draft FULs and methodology, including our assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. Although CMS had announced its intention to finalize the FULs for multiple source drugs in July 2014, on June 2, 2014, CMS announced that it would not be finalizing the draft FULs at that time. CMS stated that further detailed guidance would be provided for states to implement the ACA FULs, that it expects to provide a new finalization date for the FULs when it releases such guidance, and that it will continue to analyze the draft monthly FUL data, including the relationship of those FULs to the National Average Drug Acquisition Cost pricing. CMS has also released proposed regulations relating to the calculation of AMP and FUL pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of drugs to which FUL do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. We submitted comments on these proposals. We cannot assure you that new FULs or other changes in reimbursement for drugs we provide under Medicaid will not adversely affect our business.
Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2014

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$1,608,055	$1,515,168	$4,789,677	$4,477,229
Operating income (loss)	135,742	(60,776)	398,740	154,280
Adjusted operating income (a)	152,609	144,340	451,766	420,801
Income (loss) from continuing operations	68,077	(69,351)	192,961	26,265
Adjusted income from continuing operations (a)	79,602	75,332	234,719	216,294

(a)
Adjusted operating income and Adjusted income from continuing operations exclude certain items not considered part of our core operating results and certain non-cash charges. We believe that presenting these non-GAAP financial measures enhances investors’ understanding of how management assesses the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. See the “Special Items” caption of this MD&A for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted income from continuing operations to the most comparable GAAP financial measures.

Net sales for the three and nine months ended September 30, 2014 were favorably impacted by the positive impact of drug price inflation in both LTC and SCG as well as a higher number of net beds served within LTC primarily related to our business with Kindred. Partially offsetting these factors were reductions in reimbursement coupled with competitive pricing issues. See the discussion of sales and operating income results in more detail under the “Long-Term Care Group Segment” and “Specialty Care Group Segment” captions below.

Gross margin was 21.9% and 22.2% in the three and nine months ended September 30, 2014, respectively, compared to 23.2% and 23.7%, respectively, in the comparable prior year periods. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Additionally, gross margin was unfavorably impacted by growth in the SCG segment, which has a mix of business with lower margins. Favorably impacting gross profit dollars was the effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales were 11.1% and 11.5% in the three and nine months ended September 30, 2014, respectively, compared to 12.1% and 12.6%, respectively, in the comparable prior year periods. Operating expenses were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in our medical supply services business in the second quarter of 2013. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income for the three and nine months ended September 30, 2014, was lower than in the prior-year periods primarily due to the refinancing activities completed in 2014 and 2013.

Our effective tax rate for the three and nine months ended September 30, 2014 and September 30, 2013 is different than the applicable federal statutory rate primarily as a result of the impact of state and local income taxes and additional tax benefits recognized in 2014 for prior year settlement payments, and the non-deductible portion of the settlement payments made related to the Gale and Silver complaints (each as described in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements).

Long-Term Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales	$1,183,398	$1,157,951	$3,565,092	$3,458,772
Operating income	$142,285	$4,207	$444,402	$259,953
Scripts dispensed	27,699	27,963	83,960	84,547

LTC net sales for the three and nine months ended September 30, 2014 were favorably impacted by increased drug price inflation along with a higher average number of beds served primarily related to our business with Kindred. These increases were partially offset by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts, as well as a reduction in sales due to the disposition of certain assets, primarily in our medical supply services business in the second quarter of 2013. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, we cannot assure you that such issues or other pricing and reimbursement pressures will not adversely impact LTC’s net sales.

Operating income for the three and nine months ended September 30, 2014 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing as well as the year-over-year impact of certain other “special items”, further discussed in the “Special Items” section of this MD&A. Operating income for the three and nine months ended September 30, 2013 was unfavorably impacted by a settlement charge of $120 million plus attorneys fees related to the Gale and Silver matters as described in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements. Operating income was favorably impacted largely by the favorable dollar effect of drug price inflation, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Specialty Care Group Segment

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales	$424,580	$357,057	$1,224,319	$1,017,127
Operating income	$34,203	$26,845	$97,057	$82,005

SCG net sales for the three and nine months ended September 30, 2014 were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies. We also saw year-over-year growth in our fee-for-service platforms.

SCG operating income for the three and nine months ended September 30, 2014 were favorably affected primarily by the same factors as those impacting the net sales increase. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, reimbursement pressures, and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See “Restructuring and Other Related Charges” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges (“Special Items”), enhances investors’ understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial results may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and nine months ended September 30, 2014 and 2013 included the Special Items presented in the table below, which also contains a reconciliation of our non-GAAP amounts to their most directly comparable GAAP financial measure (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Settlement, litigation and other related charges (i)	$12,868	$143,484	$27,467	$169,615
Other charges (ii)	3,999	61,632	25,559	96,906
Subtotal - operating expense Special Items	16,867	205,116	53,026	266,521
Amortization of discount on convertible notes (iii)	6,139	6,218	18,484	18,474
Debt redemption costs - net (iv)	—	4,784	647	4,784
Total - Special Items	$23,006	$216,118	$72,157	$289,779
Total - Special items after tax (v)	$11,525	$144,683	$41,758	$190,029

Operating income (loss)	$135,742	$(60,776)	$398,740	$154,280
Operating expense Special Items	16,867	205,116	53,026	266,521
Adjusted operating income	$152,609	$144,340	$451,766	$420,801

Income (loss) from continuing operations	$68,077	$(69,351)	$192,961	$26,265
Total Special Items - after tax	11,525	144,683	41,758	190,029
Adjusted income from continuing operations	$79,602	$75,332	$234,719	$216,294

(i)	See “Note 7 - Commitments and Contingencies”of the Notes to Consolidated Financial Statements.

(ii)	See “Other Charges” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

(iii)	We recorded non-cash interest expense from the amortization of debt discount on our convertible notes.

(iv)
Interest expense includes charges for debt redemption losses and costs related to our previously announced refinancing transactions. See “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

(v)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2014 were $287 million compared with $356 million at December 31, 2013.

We generated positive net cash flows from operating activities of continuing operations of $355 million during the nine months ended September 30, 2014, compared with $456 million during the nine months ended September 30, 2013. Compared to the same prior year period, operating cash flow was favorably impacted primarily by the year-over-year change in timing of inventory purchases and timing of accounts payable payments. During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively and $4.24 million was received related to our motion for sanctions filed against relator Gale and his attorneys as described in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements. The 2013 period included litigation settlement payments of $20 million. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of our convertible debentures and notes, which resulted in a net increase in our deferred tax liabilities during the nine months ended September 30, 2014 and 2013 of $25 million and $21 million, respectively ($214 million cumulative, the recorded deferred tax liability, as of September 30, 2014). The recorded deferred tax liability will, under certain circumstances, be realized in the future upon conversion or redemption of debentures or notes which would reduce operating cash flow.

Net cash from investing activities of continuing operations was $3 million for the nine months ended September 30, 2014 as compared to net cash used of $66 million for the nine months ended September 30, 2013 . The 2014 period includes approximately

$71 million that we received for the divestiture of our Retail and Hospice businesses as described in “Note 3 - Discontinued Operations” of the Notes to the Consolidated Financial Statements. Our capital expenditures were $68 million for the first nine months of 2014 compared to $73 million in the same prior year period. These amounts primarily relate to investment in information technology systems and infrastructure, related to our ongoing investment in the business to improve operations and customer service.

Net cash used in financing activities was $427 million for the nine months ended September 30, 2014 as compared to $337 million for the prior year period. In June 2014, we entered into separate, privately negotiated agreements to repurchase approximately $52 million in aggregate principle amount of our outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) for $134 million in cash. We recognized a total loss on the repurchase of approximately $8 million, including a reduction of debt issuance costs of $1 million in the nine months ended September 30, 2014, which were reflected in “Other charges” and “Interest Expense” on our Consolidated Statements of Comprehensive Income, respectively.

In the fourth quarter of 2013, holders of our 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”) presented approximately $37 million and $1 million of the underlying Series B PIERS and Series A PIERS for conversion, respectively. The conversions settled in the first quarter of 2014, which increased our payments on long-term borrowings and obligations for the nine months ended September 30, 2014.

Net cash used in financing activities for the nine months ended September 30, 2013 includes the effect of our 2013 refinancing activities. In August 2013, we entered into separate, privately negotiated exchange agreements under which we retired approximately $180 million in aggregate principal amount of outstanding of our 2025 Notes in exchange for approximately $424 million in aggregate principal amount of newly issued 3.50% Convertible Senior Subordinated Notes due 2044 (the “2044 Notes”). Also, in the nine months ended September 30, 2013, we entered into separate, privately negotiated purchase agreements to repurchase approximately $5 million in aggregate principal amount of our outstanding 2025 Notes and $150 million in aggregate principal amount of our outstanding 7.75% Senior Subordinated Notes, due 2020.

During the nine months ended September 30, 2014, we repurchased approximately 2.7 million shares of our common stock through our authorized share repurchase program at an aggregate cost of approximately $160 million and we received 0.6 million net shares of our common stock from the settlement of a tranche of our capped call. During the nine months ended September 30, 2013, we repurchased approximately 2.5 million shares of our common stock at an aggregate cost of approximately $91 million through authorized share repurchase programs, including shares repurchased through our previously disclosed accelerated share repurchase agreements. We had approximately $340 million of share repurchase authority remaining as of September 30, 2014.

On September 11, 2014, our Board of Directors approved a quarterly cash dividend of 20 cents per share, or 80 cents per share on an annualized basis for 2014, which is 29.0% higher than the 62 cents per share in dividends paid during 2013. Aggregate dividends paid of $58 million during the nine months ended September 30, 2014 were greater than those paid in the comparable prior year period by approximately $15 million.

At September 30, 2014, we had $383 million of borrowings outstanding on our term loan and no outstanding balance under our revolving credit facility except for approximately $14 million of standby letters of credit, most of which are subject to automatic renewal. As a result, we had approximately $286 million available under our revolving credit facility as a source of liquidity.

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11- Debt” of the Notes to the Consolidated Financial Statements in our 2013 Annual Report.

The aggregate principle amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of September 30, 2014, approximately $777 million in aggregate principal amount of Convertible Notes was convertible, including the 2025 Notes, the 2033 Debentures, and our 3.75% Convertible Senior Subordinated Notes, due 2042 (the “2042 Notes”). The Company cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible

Notes will present their Convertible Notes for conversion or the impact of any such conversions on the Company’s results of operations, financial condition, liquidity or cash flows.

We may, from time to time, refinance our outstanding debt securities, including the Convertible Notes, and may fund such a refinancing with cash on hand, borrowings under our revolving credit facility or the issuance of new senior or subordinated debt securities. Any such refinancing is subject to prevailing market conditions and there can be no assurance as to whether or on what terms any such refinancing will occur.
At September 30, 2014, we were not aware of any material commitments and contingencies other than the contractual obligations summarized below under “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements”; certain acquisition-related payments, including deferred payments and indemnification, potentially due in the future; separation payments; and the matters discussed in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

We believe that net cash flows from operating activities, existing cash balances, availability under our revolving credit facility and external sources of financing that we believe are available, will be sufficient to satisfy our future working capital needs, debt servicing, conversion of the Convertible Notes, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard. We may be unable to refinance maturing debt on terms that are as favorable as those from which we previously benefited or on terms that are acceptable to us. In addition, no assurances can be given regarding our ability to obtain additional financing in the future.

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes our aggregate contractual obligations as of September 30, 2014, the nature of which are described in further detail at the “Aggregate Contractual Obligations” caption of the MD&A section in Part II, Item 7 of the 2013 Annual Report, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$2,411,351	$798,351	$361,250	$—	$1,251,750
Capital lease obligations	14,906	6,148	8,210	548	—
Operating lease obligations	104,964	21,732	35,490	23,168	24,574
Purchase obligations	36,282	28,525	4,802	2,955	—
Other current obligations	240,738	240,738	—	—	—
Other long-term obligations	52,840	—	46,619	3,161	3,060
Subtotal	2,861,081	1,095,494	456,371	29,832	1,279,384
Future interest costs relating to debt and capital lease obligations	1,507,405	83,026	164,628	150,851	1,108,900
Total contractual cash obligations	$4,368,486	$1,178,520	$620,999	$180,683	$2,388,284

Off-Balance Sheet Arrangements

A description of our Off-Balance Sheet Arrangements, for which there were no significant changes during the nine months ended September 30, 2014, is presented under “Off-Balance Sheet Arrangements” in Part II, Item 7 of the 2013 Annual Report.

Critical Accounting Policies
Refer to “Critical Accounting Policies” in Part II, Item 7 of our 2013 Annual Report. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of September 30, 2014 was $195 million, compared with $203 million at December 31, 2013. The allowance for doubtful accounts represented 23.0% and 22.6% of gross accounts receivable (net of contractual allowance adjustments) as of September 30, 2014 and December 31, 2013, respectively. Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact the overall financial results, financial position or cash flows. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of September 30, 2014 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $8 million.

See “Accounts Receivable” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Legal Contingencies
The status of certain legal proceedings has been updated at “Note 7 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
See “Recently Issued Accounting Standards” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; our ability to attract new clients and service contracts and retain existing clients and service contracts; our ability to identify, finance and consummate acquisitions on favorable terms or at all; trends for the continued growth of our businesses; changes in drug pricing; delays and reductions in reimbursement by the government and other payors to Omnicare and our customers; the overall financial condition of our customers and our ability to assess and react to such financial condition; the ability and willingness of our vendors and business partners to continue to provide products and services to Omnicare; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain skilled management; competition for qualified staff in the healthcare industry; variations in demand for our products and services; variations in costs or expenses; our ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long-term care pharmacies or specialty pharmacies; government budgetary pressures and changes, including federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of our contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or changes in the proportion of our business covered by specific contracts; the outcome of pending and future legal or contractual disputes; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances that could result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; our ability to successfully complete planned divestitures; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for our stock and in the financial markets generally; timing of conversions of our convertible debt securities; access to adequate capital and financing on acceptable terms; changes in our credit ratings given by rating agencies; changes in tax laws and regulations; changes in accounting rules and standards; the impacts of potential cybersecurity risks and/or incidents; costs to comply with our Corporate Integrity Agreement; and unexpected costs and interruptions from the implementation of our new information technology system. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to variable interest rate risk related to our variable interest rate debt instruments and Interest Rate Swap Agreements related to certain of our borrowings. Accordingly, we define market risk loss as the potential loss in our earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing a sensitivity analysis on our variable-rate debt, assuming a change in interest rates of 100 basis points. Among our debt obligations is $383 million outstanding under our variable-rate senior term loan, due 2017, at an interest rate of 1.91% at September 30, 2014 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). We have entered into Interest Rate Swap Agreements with respect to all $400 million aggregate principal outstanding of our 2020 Notes. Under the Interest Rate Swap Agreements, which are designed to effectively lower our interest expense, but subject us to variable interest rate risk, we receive a fixed rate of 7.75% and pay a floating rate based on six-month LIBOR, plus a spread of 3.87%. The weighted average estimated LIBOR-based floating rate (including the 3.87% spread) was 4.19% at September 30, 2014 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year). In addition, we have a bond portfolio comprised of high quality corporate bonds and government bonds that is managed by a third-party and had a fair value, at September 30, 2014, of approximately $25 million (a 100 basis point change in the interest rates of the entire portfolio would have increased or decreased the fair value of the portfolio by approximately $0.3 million).

For information regarding the fair value of our fixed-rate debt facilities, see the “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

See further discussion of our debt, bond portfolio, Interest Rate Swap Agreements and derivative instruments in “Note 11 - Debt” and “Note 8 - Fair Value” of the Notes to Consolidated Financial Statements for the year ended December 31, 2013 included in the 2013 Annual Report.

We do not have any financial instruments held for trading purposes.

ITEM 4 - CONTROLS AND PROCEDURES

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures,” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in “Note 7 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. This discussion should be read in conjunction with the related disclosures previously reported in the 2013 Annual Report.

ITEM 1A - RISK FACTORS

In addition to the risk factor below, the discussion in the “Regulatory Matters Update” section of the MD&A at Part I, Item 2, of this Quarterly Report, which is incorporated by reference herein, updates certain information in the risk factor “Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us” in our 2013 Annual Report. You should carefully consider the risk factor below, the other information in this Quarterly Report and the risk factors discussed in “Part I, Item 1A: Risk Factors” of, and the other risks discussed in our 2013 Annual Report. These risks, as well as risks of which we are not currently aware or that we currently consider to be immaterial, could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

We have substantial outstanding debt, including convertible debt, and could incur additional debt in the future. Any failure to meet our debt obligations, including settlement of conversions of our convertible debt securities, would adversely affect our business and financial condition.
At September 30, 2014, our total consolidated long-term debt plus the portion of our current debt representing notes and debentures that are currently convertible, accounted for approximately 41.8% of our total capitalization. Although the instruments governing our current indebtedness contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions, including in connection with potential acquisition transactions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.
The degree to which we are leveraged could have adverse consequences, including:

•
a substantial portion of our cash flow from operations will be required to service interest and principal payments on our debt and will not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable in the event of a downturn in our business, our industry or the economy in general.

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11- Debt” of the Notes to the Consolidated Financial Statements in our 2013 Annual Report.

The aggregate principle amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of September 30, 2014, approximately $777 million in aggregate principal amount of Convertible Notes were convertible, including the 2025 Notes, the 2033 Debentures, and the 2042 Notes. The Company cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or the impact of any such conversions on the Company’s results of operations, financial condition, liquidity or cash flows.

Our ability to make payments on and to refinance our debt and to satisfy conversions of our Convertible Notes will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt, satisfy conversions of our Convertible Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our credit facility, on commercially reasonable terms or at all.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we made of shares of our common stock during the three months ended September 30, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 1 - 31, 2014	—	$—	—	$339,613
August 1 - 31, 2014	3	62.50	—	339,613
September 1 - 30, 2014	2	62.78	—	339,613
Total	5	$62.62	—	$339,613

(a)
Is comprised of approximately 5 thousand shares of our common stock withheld to offset tax withholding obligations that arose upon vesting and release of restricted shares in accordance with the terms of stock award grants under our employee stock-based compensation plans.

(b)
On December 4, 2013, our Board of Directors approved a $500 million share repurchase program, which expires on December 31, 2015. In the nine months ended September 30, 2014, we repurchased approximately 2.7 million shares under this program at an aggregate cost of approximately $160 million. We had approximately $340 million of share repurchase authority remaining as of September 30, 2014.

ITEM 6 - EXHIBITS
See Exhibit Index.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.

Date:	October 24, 2014	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fourth Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2011).
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory arrangement.