Form 10-K
period 2014-12-31
OMNICARE INC
filed 2015-02-25
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐ No ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange Composite Transaction Listing on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., June 30, 2014) ($66.57 per share): $6,481,011,021

As of January 31, 2015, the registrant had 97,115,225 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Omnicare, Inc.’s (“Omnicare”, the “Company” or the “Registrant”) definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be held May 21, 2015, are incorporated by reference into Part III of this report. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

OMNICARE, INC.

2014 FORM 10-K ANNUAL REPORT

As used in this document, unless otherwise specified or the context otherwise requires, the terms “Omnicare,” “Company,” “we,” “our” and “us” refer to Omnicare, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. – BUSINESS

Background

Omnicare, Inc. (“Omnicare” or the “Company”), a corporation formed in 1981, is a leading healthcare services company that specializes in the management of complex pharmaceutical care. We operate two primary businesses through two operating segments, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”), each serving different customer populations but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, we are the nation’s largest provider of pharmaceuticals and related pharmacy services to long-term care facilities as well as chronic care facilities and other settings. Through SCG, we provide specialty pharmacy and commercialization services for the biopharmaceutical industry. We leverage our specialized clinical capabilities and innovative technology solutions across both businesses as key components of the value management believes we provide to our customers across the United States. Information regarding our reportable segments is presented at “Note 19 - Segment Information” of the Notes to our 2014 Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”).

Long-Term Care Group

Through LTC, Omnicare operates the largest institutional pharmacy business in the United States, based on both revenues and the number of customers served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC’s customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily concentrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2014, LTC provided pharmacy services in the United States in 47 states and the District of Columbia. For the year ended December 31, 2014, LTC comprised approximately 74% of our total net sales and dispensed approximately 111 million prescriptions.

In addition to pharmaceutical distribution, we believe we provide value to our customers through our extensive clinical services, our customer-facing technology offerings and the speed at which we transition residents of our customers’ facilities to lower-cost generic pharmaceuticals. With respect to our clinical services, we provide pharmacy consulting, including monthly patient drug therapy evaluations, assist in compliance with state and federal regulations and provide proprietary clinical and health management programs (utilizing outcomes-based algorithm technology). LTC also provides a suite of technology solutions based largely on our Omniview® web-based platform that is intended to improve the efficiency of our customers’ operations through such tools as the electronic ordering of prescription refills, proof-of-delivery tracking, and real-time validation of Medicare Part D coverage, among others. LTC also provides a number of other products and services, including intravenous medications and nutrition products (infusion therapy products and services), respiratory therapy services, and clinical care planning. We also provide pharmaceutical case management services for retirees, employees and dependents who have drug benefits under corporate-sponsored healthcare programs.

Operating Model. We purchase, repackage and dispense prescription and non-prescription medication in accordance with physician orders and deliver such prescriptions to long-term care facilities for administration to individual residents (by the facilities’ nursing staff for SNFs). We service long-term care facilities typically within a radius of approximately 150 miles of our pharmacy locations and maintain a 24-hour, seven-days per week, on-call pharmacist service for emergency dispensing, delivery, and consultation with the facility’s staff or attending physician. Our “hub-and-spoke” pharmacy infrastructure is composed of 114 spoke pharmacies that primarily handle new prescription orders and 32 hub pharmacies that use proprietary automation to support spoke pharmacies with refill prescriptions, as well as fill new prescription orders in their respective local markets. The use of automation within our pharmacies leverages our size and, we believe, distinguishes us from our competitors by reducing our dispensing costs while improving our dispensing accuracy.

Upon receipt of a prescription order, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions, duplicative therapy or resident sensitivity. We dispense branded drugs when required or specifically requested by the physician or patient, and we substitute generic drugs in accordance with applicable state and federal laws as requested by the physician or patient. Subject to physician approval and oversight, and in accordance with our pharmaceutical care guidelines, we also provide for patient-

specific therapeutic interchange of more efficacious and/or safer drugs than those presently being prescribed. See “The Omnicare Geriatric Pharmaceutical Care Guidelines®” below for further discussion.

We utilize a unit-of-use drug distribution system in which our prescriptions are packaged for dispensing in individual doses. This differs from prescriptions filled by retail pharmacies, which typically are dispensed in vials or other bulk packaging that requires measurement of each dose by or for the patient. Our delivery system is intended to improve control over pharmaceutical distribution and patient compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

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

The Omnicare Geriatric Pharmaceutical Care Guidelines®. Supplementing the various clinical services Omnicare provides, we offer client facilities and their attending physicians a guide to pharmaceutical treatment of the elderly called the Omnicare Geriatric Pharmaceutical Care Guidelines® (“Omnicare Guidelines”). We believe the Omnicare Guidelines is the first drug formulary ranking drugs by disease state according to their clinical effectiveness independent of their cost, specifically designed for the elderly. The Omnicare Guidelines ranks drugs used for specific diseases as preferred, acceptable or unacceptable based solely on their disease-specific clinical effectiveness. The Omnicare Guidelines takes into account such factors as pharmacology, safety and toxicity, efficacy, drug administration, quality of life and other considerations specific to the frail elderly population. The clinical evaluations and rankings are developed exclusively for us by the University of the Sciences in Philadelphia, an academic institution recognized for its expertise in geriatric long-term care. The Omnicare Guidelines is extensively reviewed and updated at least annually by the University of Sciences in Philadelphia, taking into account, among other factors, the latest advances as documented in the medical literature. In addition, the Omnicare Guidelines provides relative cost information comparing the prices of the drugs to patients, their insurers or other payors of the pharmacy bill.

As the Omnicare Guidelines focuses on health benefits, as well as cost, we believe that use of the Omnicare Guidelines assists physicians in making the best clinical choices of drug therapy for the patient in a manner that is cost efficient for the payor of the pharmacy bill. Accordingly, we believe that the development of and compliance with the Omnicare Guidelines is important in lowering costs for Omnicare’s payors. The Omnicare Guidelines is also integrated into our primary customer-facing technology platform, Omniview®.

Omniview®. As the primary component of our customer-facing technology suite, Omniview® provides our long-term care facility customers with an innovative technological platform to improve efficiencies within their operations. Our broad range of advanced technologies allows web-based access to electronic medical records, automated pharmacy billing, online medication refills and returns processing, census tracking, pre-admission medication assessment and access to the Omnicare Guidelines. Our MyOmniview web-portal is designed to address patients’ and family member needs by allowing access to the patients’ health records, billing information and pharmaceutical information. We also offer OmniviewDr as the physician-facing part of Omniview’s technology portal, providing prescribers the ability to view patient health records, approve prescription refill requests, and reference a comprehensive document library, among other time-saving and patient care-enhancing features.

Specialty Care Group

SCG operates across a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. Our SCG services are primarily focused on the specialty pharmaceutical market and incorporate four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. By integrating these services across SCG’s platforms, we are able to provide our manufacturer clients a customized end-to-end solution for all of their needs. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms that focus on helping the drug manufacturer to market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we dispense specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. SCG accounted for approximately 26% of our total net sales during the year ended December 31, 2014.

Product and Market Development

Our LTC and SCG businesses engage in an ongoing program for the development and marketing of new services. While new services and marketing are important factors for the growth of these businesses, we do not expect that any new service or marketing efforts, including those in the developmental stage, will require the investment of a significant portion of our assets.

Materials/Supply

We believe our purchasing scale creates a cost advantage over others within the industry. Historically, we purchased most of the generic pharmaceuticals we dispensed directly from manufacturers and some generic and branded pharmaceuticals through a wholesale distributor with whom we have a prime vendor agreement at discounted prices based upon contracts negotiated by us directly with pharmaceutical manufacturers; and in some cases, based upon prices accessed through group purchasing organization contracts. Effective January 1, 2015, we expanded our relationship with our primary vendor of branded pharmaceuticals to include the sourcing and distribution of both branded and generic pharmaceuticals. We have not experienced any significant difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.

Patents, Trademarks, and Licenses

Our business operations are not dependent upon any material patents, trademarks or licenses (see further discussion of licenses under “Government Regulation” below).

Seasonality

Excluding the periodic impacts of the flu season and variations in the number of billing days from quarter to quarter, our business operations are generally not impacted significantly by seasonality.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery of service to our customers. Our primary wholesale distributor also maintains local warehousing in most major geographic markets in which we operate.

Customers

At December 31, 2014, LTC primarily serves long-term care institutions and other chronic care settings in 47 states in the U.S. and the District of Columbia.

SCG operates throughout the U.S. and serves a broad range of clients, including many large multi-national biopharmaceutical companies.

No single customer comprised more than 10% of our consolidated revenues in 2014, 2013 or 2012.

Financial information with respect to our segments and geographic locations is presented at “Note 19 - Segment Information” of the Notes to Consolidated Financial Statements.

Backlog

Backlog is not relevant to our business as products and services are sold promptly on an as-ordered basis.

Government Regulation

Our pharmacies and the long-term care institutions we serve are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. We regularly monitor and assess the impact on our operations of new or proposed regulations and changes in the interpretation or application of existing regulations.

Pharmacy Licensure, Certification and Regulation. Operation of a pharmacy within a state generally requires licensure by the state board of pharmacy. At December 31, 2014, we had pharmacy licenses, or pending applications, for each pharmacy we operate. In addition, many states regulate out-of-state pharmacies as a condition of the delivery of prescription products to in-state patients. Where applicable, our pharmacies hold the requisite licenses to deliver to out-of-state patients. Our pharmacies are also registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate Shipping of Drugs. Federal and state laws impose certain registration, repackaging and labeling requirements on entities that repackage drugs for distribution, other than pharmacies that repackage in the regular practice of dispensing or selling drugs directly to patients. A drug repackager must register with the U.S. Food & Drug Administration (“FDA”) as a repackager, and with the relevant states as a drug wholesaler or repackager. A drug repackager is subject to FDA inspection for compliance with applicable Current Good Manufacturing Practices (“cGMPs”). We hold all required registrations and licenses, and we believe our ongoing repackaging operations are in substantial compliance with applicable federal cGMP requirements and state wholesaler requirements. In addition, we believe we comply with applicable laws regarding the transfer and shipment of pharmaceuticals. In November 2013, Congress passed and the President signed into law the Drug Quality and Security Act (“DQSA”), which established new requirements for drug wholesale distributors and third party logistics providers, including licensing requirements in states that had not previously licensed such entities. The DQSA became effective on January 1, 2015, and the FDA has two years to finalize the relevant regulations pursuant to the law. Certain of our distribution operations are currently licensed under state third party logistics laws, and we anticipate that we will be required to and will obtain a third party logistics license under DQSA for these operations after the regulations are finalized. Supply chain laws and regulations such as the DQSA could increase the overall regulatory burden and costs associated with our distribution business.

Drug Pedigree Regulations. Federal and state laws generally require wholesale drug distributors to maintain, and provide to pharmacies, a history of the transactions in the chain of distribution of a given drug lot from the manufacturer to the pharmacy (a “drug pedigree”). The DQSA establishes federal drug pedigree tracking standards that require drugs to be labeled and tracked at the lot level, preempt state drug pedigree requirements, and require supply-chain stakeholders to participate in an electronic, interoperable prescription drug track and trace system. Supply chain laws and regulations such as these could increase the overall regulatory burden and costs associated with our distribution business. Although we believe we are in compliance with applicable federal and state regulations currently in effect, these regulations may be interpreted or applied in the future in a manner inconsistent with our business practices, which could adversely affect our results of operations, cash flows and financial condition.

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

Our payor mix (as a percentage of annual sales) for each of the years ended December 31, 2014, 2013 and 2012 is presented at “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

For those patients who are not covered by government-sponsored programs or private insurance, we generally bill the patient or the patient’s responsible party directly on a monthly basis. Depending upon local market practices, we may alternatively bill private patients through the long-term care facility. Pricing for private pay patients is based on prevailing regional market rates or “usual and customary” charges.

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind or disabled individuals or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. Our pharmacies participate in state Medicaid programs.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice, including general requirements relating to patient counseling and drug utilization review and more specific standards for SNFs and other nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients, including “upper limits” on payment levels, the calculation of which have been subject to revision by Congress in recent years (see below). In addition to requirements imposed by federal law, each state has substantial discretion to determine administrative, coverage, eligibility and payment policies under its Medicaid program that may affect our operations.

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

Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. From time to time, these audits and inquiries, as well as our own internal compliance program, identify overpayments and other billing errors that result in repayment or self-reporting to the applicable agency. Although we believe that our billing practices materially comply with applicable state and federal requirements, these requirements may be interpreted or applied in the future in a manner inconsistent with our business practices.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments (including freezes and funding reductions), administrative rulings and executive orders, all of which may adversely affect our business. Future payments for pharmaceutical supplies and services under the Medicare and Medicaid programs may be based on different methodologies or otherwise differ from present levels. In this regard, we may be subject to payment reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, numerous state governments have experienced and may continue to experience budgetary pressures that could result in Medicaid payment reductions or delays in payment to us or our customer nursing facilities.

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

Referral Restrictions. We are subject to federal and state laws governing financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal healthcare programs. We are also subject to the federal physician self-referral statute, which prohibits physicians from referring Medicare and Medicaid patients for certain “designated health services,” including outpatient prescription drugs, durable medical equipment, and enteral supplies and equipment, to an entity if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the entity. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal healthcare programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from the federal programs and/or other state-funded programs.

Under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. Since the private plaintiff in this type of proceeding is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes. A determination that we have violated these laws, or the initiation of a lawsuit alleging a violation of these laws, could adversely affect our business and financial condition.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare, Medicaid and other federal healthcare programs for false claims, improper billing and other offenses.

We believe our contract arrangements with other healthcare providers and our pharmaceutical suppliers and our pharmacy practices are in compliance with applicable federal and state laws. These laws may, however, be interpreted and applied in the future in a manner inconsistent with our business practices.

Healthcare Reform and Federal Budget Legislation. As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), changed the requirements for Centers for Medicare & Medicaid Services’ (“CMS”) calculation of maximum prescription drug reimbursement amounts under state Medicaid programs, as discussed below.

In March 2013, President Obama issued a sequestration order that mandates spending reductions impacting most federal programs, as required under the terms of the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. The sequestration order requires a 2% cut to Medicare payments to providers and health plans. Sequestration generally applies to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013, and payments made to Medicare Advantage organizations and Medicare Part D sponsors on or after April 1, 2013. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. We believe that this reduction in CMS payments to Medicare Part D plan sponsors generally does not directly affect the amounts that we are paid under our existing agreements with Medicare Part D plan sponsors. However, it is possible that the sequestration reductions could lead Medicare Part D plan sponsors to seek lower rates through renegotiation. There can be no assurance that sequestration or other future policies impacting federal spending on Medicare will not adversely affect our business.

Effective for federal fiscal year 2015, which began October 1, 2014, CMS has increased reimbursement rates paid to skilled nursing facilities for services provided under Medicare Part A by 2% compared to fiscal year 2014 levels. There can be no assurance, however, that Medicare reimbursement rates in future years will not be reduced.

Pursuant to the ACA, certain federal upper limit (“FUL”) prices for certain generic and multisource branded drugs under Medicaid which had generally been calculated using wholesale acquisition cost will instead be calculated using average manufacturer price (“AMP”), which is a price reported by manufacturers to CMS. The ACA also changed certain definitions relating to AMP and other requirements for calculation of AMP and FULs. CMS has released, for review and comment only, draft FULs and related data, as well as its draft methodology for calculating such FULs. We submitted comments to CMS on various aspects of these draft FULs and methodology, including our assessment that the draft weighted AMPs do not reflect the market prices at which these drugs can be acquired in the marketplace. The FUL methodology has not been finalized to date. CMS has also released proposed regulations relating to the calculation of AMP and FUL pursuant to the ACA changes, and in the same release has proposed that Medicaid reimbursement of covered outpatient drugs to which FUL do not apply be based upon an “actual acquisition cost” measure, with new requirements for Medicaid dispensing fees. We submitted comments on these proposals. Although CMS had announced its intention to finalize the FULs for multiple source drugs in July 2014, on June 2, 2014, CMS announced that it would not be finalizing the draft FULs at that time. CMS stated that further detailed guidance would be provided for states to implement the ACA FULs, that it expects to provide a new finalization date for the FULs when it releases such guidance, and that it will continue to analyze the draft monthly FUL data, including the relationship of those FULs to the National Average Drug Acquisition Cost pricing. CMS subsequently indicated in a November 20, 2014 informational bulletin that it would finalize ACA FULs at or about the same time that it publishes its final rule pertaining to Medicaid reimbursement for covered outpatient drugs under the ACA. There can be no assurance that new FULs or other changes in reimbursement for drugs we provide under Medicaid will not adversely affect our business.

Health Information Privacy, Security and Transaction Practices. The information set forth under “Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information” in Item 1A of this Annual Report is incorporated by reference herein.

Compliance Program. The Department of Health and Human Services Office of Inspector General (“OIG”) has issued guidance to the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid. In addition, we are subject in the ordinary course of business to audits, inspections and investigatory reviews by federal and state authorities covering various aspects of our business. In 2009, we entered into an amended and restated corporate integrity agreement with the OIG, which succeeds our prior corporate integrity agreement with the OIG entered into in 2006 and requires, among other things, that we maintain and augment our compliance program in accordance with the terms of the agreement.

Although we believe that we are in compliance in all material respects with federal, state and local laws, failure to comply, even if inadvertently, could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

See “Risk Factors”, “Legal Proceedings” and “Note 18 - Commitments and Contingencies” to our Consolidated Financial Statements at Items 1A, 3 and 8, respectively, of this Annual Report for further discussion of the impact of government regulation on our business.

Competition

Long-term care pharmaceutical services are highly regional or local in nature and, within a given geographic area of operations, highly competitive. We are the nation’s largest provider of pharmaceuticals and related pharmacy services to long-term care institutions. Our largest competitor nationally is PharMerica Corporation. We also compete with numerous local and regional institutional pharmacies, pharmacies owned by long-term care facilities and local retail pharmacies. We compete on the basis of quality, price, terms and overall cost-effectiveness, along with the clinical expertise, breadth of services, technology and professional support we offer. Some states have enacted “freedom of choice” or “any willing provider” requirements as part of their state Medicaid programs or in separate legislation, which may increase the competition that we face in providing services to long-term care facility residents in these states.

Through SCG, we offer a comprehensive portfolio of brand support services, supply chain solutions, patient support services and specialty pharmacy services tailored to the biotechnology and biopharmaceutical industries. SCG competes throughout the U.S. with specialty pharmacies, drug wholesalers and pharmaceutical benefit management companies. Our SCG integrated solution addresses management and dispensing of specialty medications, pharmaceutical reimbursement, pharmacy support services and third party logistics under a single management team which, we believe, differentiates us from our competitors. We compete on the basis of quality and overall cost effectiveness, along with the breadth of services and professional support we offer.

Environmental Matters

In operating our pharmacies, we have not historically incurred significant expense in complying with applicable pollution control laws, and we do not expect to make material capital expenditures for environmental control in the future. While we cannot predict the effect that any future environmental legislation or regulations or the interpretation or application of such legislation and regulations may have on our operations, we do not anticipate any changes regarding pollution control laws that would have a material adverse impact to Omnicare.

Employees

At December 31, 2014, we employed approximately 12,451 persons, (including approximately 725 part-time employees), all of which are located within the U.S.

Executive Officers of the Company

Our executive officers on the date of this Annual Report are as follows:

			First Elected to
Name	Age	Office (1)	Present Office
Nitin Sahney	51	President and Chief Executive Officer (2)	June 30, 2014
Robert O. Kraft	44	Senior Vice President and Chief Financial Officer (3)	September 11, 2012
Alexander M. Kayne	42	Senior Vice President, General Counsel and Secretary (4)	April 4, 2011
Kirsten Marriner	42	Senior Vice President and Chief Human Resources Officer (5)	March 27, 2013
David Hileman	51	Senior Vice President, Commercial Operations (6)	September 7, 2014
Amit Jain	42	Senior Vice President, Operations and Sales (7)	September 7, 2014

(1)	Executive officers are elected for one-year terms at the annual organizational meeting of the Board of Directors, which follows the annual meeting of stockholders.

(2)
Mr. Sahney was appointed as our Chief Executive Officer on June 30, 2014, after serving as our President since September 2012. Mr. Sahney served as our Chief Operating Officer from June 2012 to June 2014 and as Executive Vice President and President - Specialty Care Group from November 2010 to June 2012. Prior to joining Omnicare, Mr. Sahney managed a healthcare investment fund since October 2007. Before that, Mr. Sahney served as President and Chief Executive Officer of RxCrossroads, a specialty pharmaceutical services company acquired by Omnicare in 2005, from 2001 until August 2007. Prior to his involvement with RxCrossroads, Mr. Sahney held a number of management positions with Cardinal Health, Inc., beginning in September 1993.

(3)
Mr. Kraft was appointed as our Senior Vice President and Chief Financial Officer on September 11, 2012. Mr. Kraft served as our Senior Vice President - Finance from November 2010 to September 2012. Prior to joining Omnicare, Mr. Kraft spent 18 years with the public accounting firm PricewaterhouseCoopers LLP, where he was a partner.

(4)
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

(5)
Ms. Marriner was appointed as our Senior Vice President and Chief Human Resources Officer on March 27, 2013. Prior to joining Omnicare, Ms. Marriner spent nearly ten years with Fifth Third Bank where she served in various leadership capacities, including Senior Vice President, Director of Talent Management and Development. Before that, she spent five years with KeyCorp in a human resources management position.

(6)
Mr. Hileman was appointed as our Senior Vice President, Commercial Operations on September 7, 2014. Before taking on his current role, Mr. Hileman served as Senior Vice President, Long Term Care Operations from March 2013 to September 2014, and Senior Vice President, Specialty Operations from January 2011 to March 2013.  Mr. Hileman joined Omnicare in 2005 with the acquisition of RxCrossroads as a Vice President.

(7)
Mr. Jain was appointed as our Senior Vice President, Operations and Sales on September 7, 2014. Before taking on his current role, Mr. Jain served as Senior Vice President, Sales & Specialty Operations from September 2013 to September 2014, Senior Vice President, Specialty and Long Term Care Sales from August 2012 to September 2013, and Vice President of Business Development from June 2011 to August 2012. Prior to joining Omnicare, Mr. Jain held various leadership roles at Headstrong, a global consultancy organization that provides technology and outsourcing solutions in healthcare and financial markets.

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

Copies of these documents are also available in print to any stockholder who requests them by writing our Corporate Secretary at:
Omnicare, Inc.
900 Omnicare Center
201 East Fourth Street
Cincinnati, OH 45202

ITEM 1A. – RISK FACTORS

Risks Relating to Our Business

Our or our client facilities’ failure to comply with Medicaid and Medicare regulations could jeopardize our eligibility to participate in these programs, subject us to other penalties, or otherwise reduce our revenue from these programs.

Our business is dependent upon revenues from the Medicare and Medicaid programs, which are highly regulated. Our or our client facilities’ failure to comply with applicable regulations, even if inadvertent, could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs, which could have a material adverse effect on our results of operations. In addition, our failure to comply with applicable Medicare and Medicaid regulations could subject us to other penalties.

The significant portion of our revenue that we derive from agreements with payors, including Medicare Part D Plans, and long-term care facility clients could be reduced if such agreements are terminated or changed.

In 2014, approximately 58% of our revenue was derived from beneficiaries covered under the Medicare Part D program. Our reimbursement under Medicare Part D, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their pharmacy benefit manager representatives. Likewise, our reimbursement from SNFs for drugs is determined pursuant to our agreements with them. Certain of these agreements are terminable upon prior notice by the other party. A SNF’s financial difficulty could lead to payment disputes and ultimately to the termination of our agreement with them. We cannot provide assurance that we will be able to replace terminated or expired agreements on terms as favorable as our existing agreements or at all. The termination or modification of these agreements could adversely affect our reimbursement from these sources, which would have a material adverse effect on our results of operations. Further, termination of our agreement with a long-term care facility or similar facility customer generally terminates our provision of services to any of the residents of that facility, resulting in the loss of revenue from any source for those residents. Additionally, the proportion of our Medicare Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Medicare Part D Plans, Medicare Part D Plan consolidation or other factors, which could also adversely affect our revenue. Our payor mix (as a percentage of annual sales) for each of the years ended December 31, 2014, 2013, and 2012 is presented at “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Many states are facing budget pressures that could result in increased healthcare cost containment efforts. Any changes that lower reimbursement levels under Medicare, Medicaid or other programs could reduce our future revenue. These changes may include modifications in the timing or processing of payments, and other changes intended to limit or decrease the growth of Medicare, Medicaid or third party expenditures. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them.

Federal and state healthcare legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

We derive a significant portion of our revenues directly or indirectly from government-sponsored programs, principally the federal Medicare program and to a lesser extent state Medicaid programs. As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. See “Government Regulation” above in Item 1 of this Annual Report, which is incorporated by reference herein.

In order to limit the growth of healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies. We cannot predict with any degree of certainty the financial impact on our business of the ACA, or future healthcare initiatives, if any, regarding the cost of healthcare, managed care, universal healthcare coverage, and other healthcare issues. We receive discounts, rebates and other price concessions from pharmaceutical manufacturers pursuant to contracts for the purchase of their products. There can be no assurance that any changes in legislation or regulations, or the interpretation or application of current law, that would eliminate or significantly reduce the discounts, rebates and other price concessions that we receive from manufacturers or that would otherwise impact payment available for drugs under federal or state healthcare programs will not have a material adverse impact on our results of operations, financial position or cash flows.

Over the long term, funding for federal and state healthcare programs may be impacted by the aging of the population; the growth in enrollees as eligibility is potentially expanded; the escalation in drug costs owing to higher drug utilization among seniors; the impact of the Medicare Part D benefit for seniors; the introduction of new, more efficacious but also more expensive medications; and the long-term financing of the entire Medicare program. Given competing national priorities, we are unable to predict the outcome and impact on our business of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid and/or private payor rates for pharmaceutical supplies and services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation impacting these rates may materially adversely affect our business.

Changes in industry pricing benchmarks could materially impact our financial performance.

Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks, including average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”), to establish pricing for prescription drugs. Most of our contracts and fee schedules utilize the AWP or WAC standard. However, there can be no assurance that payors will continue to utilize AWP, as previously calculated, or that other pricing benchmarks will not be adopted to establish prices within the industry. For example, see “Healthcare Reform and Federal Budget Legislation” under Item 1 of this Annual Report, which is incorporated here by reference, for a description of pricing changes pursuant to the ACA. In addition, CMS has been conducting a national survey of pharmacies to create a national average drug acquisition cost benchmark (“NADAC”), which states may use to set pharmacy payment rates. Effective November 27, 2013, CMS began publishing NADAC prices that are updated on a weekly and monthly basis. CMS also has released for comment draft National Average Retail Price (“NARP”) data, which reflects prices paid to retail community pharmacies for drugs for individuals with Medicaid, cash paying customers, and those with certain third party insurance. Effective July 1, 2013, CMS suspended its NARP survey, pending funding decisions.

Due to these and other uncertainties, we can give no assurance that the short- or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our business and financial results. Our financial projections, including our earnings guidance for 2015, contemplate what we have estimated to be the most probable impact of changes to industry pricing benchmarks. Actual results may be materially less favorable than those estimated in formulating such projections.

If we fail to comply with licensure requirements, fraud and abuse laws, false claims provisions or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While we regularly monitor and assess the impact on our operations of regulatory activity and we currently have pharmacy licenses for each pharmacy we operate, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. In addition, we are subject to federal and state laws that impose registration, repackaging and labeling requirements on entities that repackage drugs for distribution; state and federal laws regarding the transfer and shipment of pharmaceuticals; and “drug pedigree” regulations that require prescription drug wholesale distributors to document a history of the transactions in a drug lot’s chain of distribution. These supply chain laws and regulations, which include the DQSA, could increase the overall regulatory burden and costs associated with our distribution business. We are also subject to federal and state laws, commonly known as the fraud and abuse laws, that prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal healthcare programs.

Further, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, private citizens may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. Since the private plaintiff in this type of proceeding is generally entitled to share in any damages a court orders the defendant to pay to federal and state governments under these laws, financial incentives exist for individuals to allege that particular practices or activities constitute a violation of these statutes. A determination that we have violated these laws, or the initiation of a lawsuit alleging a violation of these laws, could adversely affect our business and financial condition.

As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject. Federal and state government agencies have increased their focus on and coordination of civil and criminal efforts in the healthcare area, and the ACA and other recent legislation has expanded federal healthcare fraud enforcement authority. The OIG and U.S. Department of Justice have, from time to time, established national enforcement initiatives, targeting all providers of a particular type, that focus on specific billing practices or other suspected areas of abuse. Further, under the federal False Claims Act and certain state statutes, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. There can be no assurance that the ultimate resolution of any such claims, inquiries or investigations, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Moreover, we cannot predict our future costs associated with compliance with such laws.

Our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances. The Drug Enforcement Administration (“DEA”) increased scrutiny and enforcement of long-term care pharmacy practices under the federal Controlled Substances Act. We believe that this increased scrutiny and, in some cases, stringent interpretation of existing regulations, effectively changed long-standing practices for dispensing controlled substances in the long-term care facility setting. We have been required to modify the controlled substances dispensing procedures at certain of our pharmacies to comply with the regulations as currently interpreted by the DEA. Heightened enforcement of controlled substances regulations could increase the overall regulatory burden and costs associated with our pharmacy services, and there can be no assurance that this heightened level of enforcement and DEA or other investigations, or any fines or other penalties resulting therefrom, will not materially adversely affect our results of operations, financial condition or cash flows.

Federal and state laws that protect patient health and other personal information may increase our costs and limit our ability to collect and use that information.

Omnicare and the healthcare industry generally are required to comply with the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system, as well as to protect the confidentiality of protected health information and electronic protected health information. Many states have similar laws applicable to the Company. In many of our operations, we are a “covered entity” under HIPAA and, therefore, our operations are required to comply with these standards for which we are subject to significant civil and criminal penalties if we fail to do so. We also provide services to customers that are covered entities, and we are required to provide satisfactory written assurances to those customers through our contractual agreements that we will provide our services in accordance with the requirements of HIPAA. Our failure to comply with these contractual agreements could lead to a loss of customers, contractual liability to our customers or direct action by the federal government, including penalties.

On January 25, 2013, the Office for Civil Rights of the Department of Health and Human Services published a final rule modifying the HIPAA Privacy, Security, Breach Notification and Enforcement Rules, including revisions made by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which, among other things, expanded the privacy and security requirements for business associates that create, receive, maintain or transmit protected health information for or on behalf of covered entities; increased penalties for noncompliance; and strengthened requirements for reporting breaches of unsecured protected health information. The rule also makes business associates and their subcontractors directly liable for civil monetary penalties for impermissible uses and disclosures of protected health information. The rule required covered entities and business associates to comply, subject to limited exceptions, with the applicable requirements of this final rule by September 23, 2013.

In addition to HIPAA, we must adhere to state privacy laws and other state privacy or health information requirements not preempted by HIPAA, including those that provide greater privacy protection for individuals than HIPAA. We believe we fully comply with current HIPAA rules, including the associated changes to HIPAA pursuant to HITECH, and similar state requirements; however, there can be no assurance that the cost of compliance with HIPAA and similar state standards will not increase significantly in the future, which could result in an adverse effect on our operations or profitability, or that of our customers.

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

At December 31, 2014, our total consolidated long-term debt plus the portion of current debt representing notes and convertible debentures accounted for approximately 43.1% of our total capitalization. Although certain of the instruments governing our current indebtedness contain restrictions on our incurrence of additional debt, these restrictions are subject to qualifications and exceptions and, under certain circumstances, we could incur substantial additional indebtedness, including in connection with potential acquisition transactions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

The degree to which we are leveraged could have adverse consequences, including:

•
a substantial portion of our cash flow from operations will be required to service interest and principal payments on our debt and may not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

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

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of December 31, 2014, approximately $387 million in aggregate principal amount of Convertible Notes was convertible, including our 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) and our 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”). Additionally, holders of approximately $186 million aggregate principal amount of our 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015 and, therefore, the Initial 2035 Debentures are classified as current debt as of December 31, 2014. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

Our ability to make payments on, repurchase or refinance our debt and to satisfy conversions of our Convertible Notes will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in an amount sufficient to enable us to pay our debt, satisfy conversions of our Convertible Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. There can be no assurance that we will be able to refinance any of our debt, including our credit facility, on commercially reasonable terms or at all.

We are subject to risks relating to acquisitions we may consummate.

From time to time, we may pursue and consummate acquisitions as a component of our strategy. Acquisitions involve inherent uncertainties, including our ability to consummate proposed acquisitions on favorable terms or at all, the effect on acquired businesses of integration into a larger organization, and the availability of management resources to oversee the operations of these businesses. Even though an acquired business may have experienced positive financial performance as an independent company prior to an acquisition, we cannot be sure that the business will continue to perform positively after an acquisition.

We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, and tax contingencies. We have policies and procedures to conduct reviews of potential acquisitions for compliance with healthcare laws and to adapt the acquired businesses to our standards and applicable laws. We also generally seek indemnification from sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

We cannot be sure of the successful completion or integration of any acquisition, or that an acquisition will not have an adverse impact on our results of operations, cash flows or financial condition. We also may not realize any or all of the anticipated benefits of any acquisition.

Compliance with our Corporate Integrity Agreement imposes significant costs on our business, and our failure to comply would result in penalties or other adverse consequences.

In 2009, we entered into an amended and restated Corporate Integrity Agreement (“CIA”) with the OIG, which requires, among other things, that we maintain and augment our compliance program in accordance with the terms of the CIA. The CIA also requires that we, among other things, (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of healthcare business or referrals to Omnicare or any actual or potential recipient of healthcare business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b), or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review our compliance with the terms of the CIA and report to the OIG regarding that compliance; and (iii) provide training for certain employees as to our obligations under the CIA. The CIA continues the requirements of our prior corporate integrity agreement to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug, and to maintain procedures for the accurate preparation and submission of claims for federal healthcare program beneficiaries, including beneficiaries in hospice programs. The requirements of the CIA have resulted in increased costs to maintain our compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties or other adverse consequences. Consistent with the CIA, we review our customer contracts for compliance with applicable laws and regulations.

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

We are required to analyze goodwill and other intangible assets for impairment. Factors out of our control, including, but not limited to, the economic environment, our market capitalization, and anticipated cash flows could require us to record an impairment charge for goodwill. The accounting guidance establishes a method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs that would reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. As of December 31, 2014, we had approximately $4 billion of goodwill, which represented 66.5% of our total assets. If we determine that an impairment exists, we will be required to record a non-cash asset impairment charge, which could be significant. For additional information regarding our goodwill, see “Note 7 - Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements and “Critical Accounting Policies - Goodwill” at Part II, Item 7 of this Annual Report.

Cybersecurity attacks or other data security incidents could disrupt our operations and expose us to regulatory fines or penalties, liability or reputational damage.
In the ordinary course of our business, we process, store and transmit data, which may include sensitive personal information as well as proprietary or confidential information relating to our business or third parties. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. Such an attack or incident could result in business interruptions from the disruption of our information technology systems or negative publicity resulting in reputational damage with our customers, shareholders and other stakeholders. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

Future projects related to our information technology systems may result in unexpected costs or business interruptions.
In the fourth quarter of 2014, management completed an assessment of our ongoing project to replace our pharmacy dispensing systems. As a result of the assessment, management decided to abandon the project due to significant costs required to complete the implementation. In connection with this decision, we recorded an asset impairment charge of $60 million in the fourth quarter of 2014 related to purchased software that will not be used in the future and consulting costs associated with the design and implementation which were previously recorded as property plant and equipment.
As we pursue other projects in the future, including the expansion of our existing systems or the design and implementation of new systems, the projects may result in additional costs, business interruptions or the diversion of management’s time and attention away from our operations and strategy. If we do not pursue future projects, we may be hindered in our ability to improve existing operations, support future growth and take advantage of new applications and technologies.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. – PROPERTIES

Our properties include offices, distribution centers, warehouses and other key operating facilities (such as institutional pharmacies) in various locations within the U.S. At December 31, 2014, we operated a total of 176 facilities. LTC has 167 facilities, 7 of which are owned, in 44 states within the U.S. (excluding Alaska, Hawaii, North Dakota, Wyoming, Vermont and Delaware), representing an aggregate of approximately 2.5 million square feet. SCG operates 5 leased facilities in Florida, Kentucky, and Ohio, representing an aggregate of approximately 0.4 million square feet. Our Corporate/Other segment has 4 leased facilities, which includes our headquarters in Cincinnati, Ohio and office locations in Ohio, Pennsylvania and the District of Columbia, representing an aggregate of approximately 0.2 million square feet. We consider all of our facilities to be in good operating condition and generally to be adequate for present and anticipated business needs.

ITEM 3. – LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in “Note 18 - Commitments and Contingencies” of the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report and is incorporated by reference herein.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Holders of Record

Our common stock, par value $1.00 per share (the “Common Stock”), is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “OCR”, and the following table sets forth the ranges of high and low sales prices of our Common Stock, as reported by the NYSE, during each quarter of 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$64.87	$56.41	$40.90	$36.12
Second Quarter	$67.01	$57.00	$48.70	$40.46
Third Quarter	$67.49	$61.22	$56.39	$47.49
Fourth Quarter	$74.42	$59.85	$60.93	$52.26

The number of holders of record of our Common Stock on January 31, 2015 was 1,714, which excludes stockholders with shares held under beneficial ownership in nominee name or within clearinghouse positions of brokerage firms and banks.

Stock Performance Graph

The following graph compares the cumulative total return from December 31, 2009 through December 31, 2014 on a $100 investment (assuming dividend reinvestment) in our Common Stock, the Standard & Poor’s 500 Stock Index and the S&P 500 Health Care Index.

	December 31,
	2009	2010	2011	2012	2013	2014
Omnicare, Inc.	$100.00	$105.46	$143.80	$152.51	$258.22	$315.98
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Health Care Index	100.00	102.90	116.00	136.75	193.46	242.47

Dividends

On February 12, 2015, our Board of Directors approved a quarterly cash dividend of $0.22, for an indicated annual rate of $0.88 per share for 2015, which is greater than the aggregate dividend amount paid per share in each of 2014 and 2013 (the quarterly dividends are presented in “Note 20 - Summary of Quarterly Results (Unaudited)” of the Notes to Consolidated Financial Statements). We expect to continue to pay cash dividends on our Common Stock on a quarterly basis; however, there can be no assurances as future dividends are dependent on our future earnings and financial condition and other factors not currently determinable. In addition, our senior credit facility and agreements governing certain of our other indebtedness impose restrictions on our ability to pay dividends.

Stock Repurchases

A summary of our repurchases of our Common Stock during the quarter ended December 31, 2014 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that Are Eligible To Be Purchased Under the Plans or Programs (b)
October 1 - 31, 2014	—	$—	—	$339,613
November 1 - 30, 2014	52	69.74	—	339,613
December 1 - 31, 2014 (c)	851	70.59	850	264,613
Total	903	$70.54	850	$264,613

(a) During the fourth quarter of 2014, we purchased approximately 53,000 shares of our Common Stock in connection with our employee benefit plans, including purchases associated with the payment of the holders’ income tax upon the vesting of restricted stock awards. These purchases were not made pursuant to a repurchase plan or program.

(b) The following chart summarizes our stock repurchase programs, as approved by our Board of Directors, in effect for the periods ended December 31, 2012 through December 31, 2014 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	—
May 26, 2011	$100,000	December 31, 2012	—
February 21, 2012	$200,000	February 28, 2014	—
September 12, 2012	$350,000	December 31, 2014	—
December 4, 2013	$500,000	December 31, 2015	$264,613

(c) As part of our share repurchase program, in December 2014, we entered into two accelerated share repurchase (“ASR”) agreements. Under the first ASR, we paid $75 million and received approximately 0.8 million shares of our Common Stock valued at $60 million in December 2014. The $15 million balance was recorded as an equity forward contract, included in paid-in capital at December 31, 2014, and settled in January 2015 with approximately 0.2 million additional shares of our Common Stock. Under the second ASR, we paid $100 million and received approximately 1.1 million shares valued at $80 million in January 2015. The $20 million balance is expected to settle during the first quarter of 2015.

In 2014, we repurchased approximately 3.5 million shares of our Common Stock at an aggregate cost of approximately $235 million. Through December 31, 2014, we have repurchased approximately 27.5 million shares of our Common Stock under our share repurchase programs at an aggregate cost of approximately $1 billion, and had authority to repurchase approximately $265 million of additional shares of Common Stock through December 31, 2015, after giving effect to the $15 million equity forward contract described above, but prior to the purchases under the second 2014 ASR.

ITEM 6. - SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data and should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included at Items 8 and 7, respectively, of this Annual Report. All amounts disclosed herein relate to our continuing operations unless otherwise stated.

Five-Year Summary of Selected Financial Data
Omnicare, Inc. and Subsidiary Companies
(in thousands, except per share data)

	For the years ended or at December 31,
	2014	2013	2012	2011	2010
INCOME STATEMENT DATA:
Net sales	$6,417,615	$6,013,398	$5,878,464	$5,896,606	$5,747,124
Income from continuing operations	184,212	84,892	171,943	142,779	5,984
Diluted earnings per common share - continuing operations	1.74	0.78	1.52	1.25	0.05
Dividends per common share	0.82	0.62	0.42	0.15	0.11
Diluted weighted average number of common shares outstanding	106,228	109,449	112,988	114,781	116,927

BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$153,799	$356,001	$444,620	$577,528	$492,299
Total assets	6,107,790	6,691,846	6,989,264	7,193,110	7,311,520
Long-term debt (excluding current portion), net of swap	1,517,559	1,418,819	2,030,030	1,968,274	2,106,758
Stockholders’ equity	2,588,721	2,740,803	3,505,712	3,795,436	3,818,761

OTHER FINANCIAL DATA:
Net cash flows from operating activities of continuing operations	$491,727	$479,514	$534,629	$546,148	$383,993
Capital expenditures	(82,531)	(95,015)	(96,924)	(60,717)	(21,022)

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K (the “Annual Report”). In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information” below, as well as “Risk Factors” in Item 1A of this Annual Report. All amounts disclosed herein relate to our continuing operations unless otherwise stated.

Executive Overview

Omnicare, Inc. (“Omnicare” or the “Company”) is a leading healthcare services company that specializes in the management of complex pharmaceutical care. We operate two primary businesses through two operating segments, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”), each serving different customer populations but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, we are the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. Through SCG, we provide specialty pharmacy and commercialization services for the biopharmaceutical industry. We leverage our specialized clinical capabilities and innovative technology solutions across both businesses as key components of the value management believes we provide to our customers across the United States.

Through LTC, we operate the largest institutional pharmacy business in the U.S., based on both revenues and the number of customers served. Due to the size and scope of LTC, we believe that we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce dispensing costs while improving the accuracy and consistency of our service delivery. LTC’s customers consist of skilled nursing facilities (“SNFs”), assisted living facilities (“ALFs”), independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily concentrated in the senior market, we have a high level of insight into geriatric pharmaceutical care. At December 31, 2014, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. For the year ended December 31, 2014, LTC comprised approximately 74% of our total net sales and dispensed approximately 111 million prescriptions.

SCG operates across a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG’s services are primarily focused on the specialty pharmaceutical market and incorporate four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. By integrating these services across SCG’s platforms, we are able to provide our manufacturer clients a customized end-to-end solution for all of their needs. Our brand support services, supply chain solutions and patient support services are integrated, fee-for-service platforms that focus on helping the drug manufacturer to market, distribute and obtain reimbursement for their products. In our specialty pharmacy platform, we dispense specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones. SCG accounted for approximately 26% of our total net sales during the year ended December 31, 2014.

We believe we have an attractive business model, with a leading position in the long-term care market and our relative position in the growing specialty care market supported by strong cash flows. Moreover, we believe that our business model is appropriately aligned with the interests of our customers, payors and patients as many of the factors that benefit us, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on our key constituencies. As such, we believe we can play a role in lowering the country’s healthcare costs while striving for positive patient outcomes.

In 2014, SCG continued its strong financial performance primarily as a result of strong organic growth across our platforms and drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to increased drug price inflation and increased operating efficiencies.

In the second quarter of 2014, through privately negotiated transactions, we repurchased approximately $52 million in aggregate principal amount of our 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) for approximately $134 million in cash. We recognized a loss on the repurchase of approximately $8 million and wrote off debt issuance costs of $1 million, which are reflected in “Other charges” and “Interest expense” on the Consolidated Statements of Comprehensive Income (Loss), respectively.

On June 30, 2014, John L. Workman, our former CEO and a director, retired from all positions with the Company. Effective upon his retirement, Nitin Sahney, our President and Chief Operating Officer, became our President and Chief Executive Officer and a member of our Board of Directors.

In the second quarter of 2014, we finalized the sale of certain retail operations (“Retail”) for net proceeds of approximately $6 million. Additionally, in the third quarter of 2014, we finalized the sale of our end-of-life hospice pharmacy business (“Hospice”) for proceeds of approximately $65 million. We recorded an after-tax loss of $8 million on the disposal. Additionally, in the second quarter of 2014, we recorded an impairment loss of $40 million to reduce the carrying value of Hospice to fair value.

During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively (each as described in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements), and $4.24 million was received related to the our motion for sanctions filed against relator Gale and his attorneys. We recorded a settlement charge of $120 million in 2013 in connection with the settlement of these claims.

In the fourth quarter of 2014, we entered into a Pharmaceutical Prime Vendor Agreement with McKesson Corporation (“McKesson”), effective as of January 1, 2015, which expanded our relationship with McKesson to include the sourcing and distribution of both branded and generic pharmaceuticals. This expanded agreement replaced our existing Prime Vendor Agreement for Pharmaceuticals with McKesson, dated as of July 27, 2010, as amended, pursuant to which we have purchased branded pharmaceuticals.

In 2014, we settled the outstanding tranches of the capped call transactions entered into in 2012, receiving approximately 2.1 million shares with a value of approximately $140 million. See “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional details.

In the fourth quarter of 2014, we completed various refinancing activities, including the amendment and extension of our existing senior unsecured credit agreement, the refinancing of our 7.75% Senior Subordinated Notes due 2020 (the “2020 Notes”) and our 3.75% Convertible Senior Subordinated Notes due 2042 (the “2042 Notes”) with newly issued 4.75% Senior Notes due 2022 and 5.00% Senior Notes due 2024, and the exchange of a portion of our 3.25% Convertible Senior Debentures due 2035 (the “2035 Debentures”) for substantially similar debentures with the date on which the holders can require us to repurchase their debentures extended from December 2015 to January 2021. See “Note 11 - Debt” of the Notes to Consolidated Financial Statements.
In the fourth quarter of 2014, management completed an assessment of its ongoing project to replace its pharmacy dispensing systems. As a result of the assessment, management decided to abandon the project due to significant costs required to complete the implementation. In connection with this decision, we recorded an asset impairment charge of approximately $60 million in the fourth quarter of 2014, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income

(Loss). The impairment charge consists of purchased software that will not be used in the future and consulting costs associated with the design and implementation which were previously recorded as property plant and equipment.
During the fourth quarter of 2014, the Company’s Board of Directors approved an increase to the quarterly cash dividend on the Company’s common stock to $0.22 per share, a 10% increase over the previous quarterly dividend rate of $0.20 per share.

For a further discussion of our business activities, see “Business” in Part I, Item 1 of this Annual Report.

Outlook
While our growth was historically driven largely by acquisitions, we have continued our focus on optimizing a number of structural and organizational changes that were designed to provide a foundation for organic growth. These efforts led to improvements in service levels, enhanced customer relationships, and a realigned account management structure, which was a driving factor in our 7% revenue increase in 2014.

We accelerated the structural repositioning of our LTC operations in June 2012 when we began implementing a multi-phased operating plan. The primary goals of the multi-phased plan were: improving operations at certain under-performing hub pharmacies; designing and implementing a sales transformation model; and realigning the organization structurally to provide for greater consistency and improved visibility. By mid-2013, we had completed the majority of our operating plan with favorable results. The value-based solution we bring to the market enhances our selling effectiveness and is intended to improve the overall customer experience, which has driven a year-over-year reduction in service related losses and maintained our high customer retention rates. In 2014, we launched a centralization strategy for key operating and support functions, as well as a restructuring of our account management to drive growth and discipline within our operations. Additionally, we finalized our sourcing strategy late in the year with an expanded agreement with McKesson that provides for the sourcing of all generic pharmaceuticals, as well as previously serviced branded pharmaceuticals. We expect the expansion of our agreement with McKesson will create greater efficiencies in our procurement process and create value for our business and our shareholders.

Just as we have invested in the underlying operations within LTC, we have similarly repositioned our SCG business to better capitalize on the attractive growth characteristics within the specialty pharmaceutical market. Until late 2010, the businesses that now encompass SCG operated nearly independently, providing little opportunity to realize synergies across these businesses. Since the formation of SCG, these businesses have reported into a single management team that is focused on better leveraging the assets of these specialty care businesses. We continue to invest in our SCG organization to further advance capabilities while improving sales results, especially in the fee-for-service operating platforms (brand support services, supply chain solutions, and patient support services). Through these efforts, we built a manufacturer-focused sales organization, and we are encouraged by the positive developments in the quality of our sales pipeline. Through the organizational restructuring of these businesses and subsequent investments in sales and marketing, we believe SCG has differentiated itself in the market as a fully integrated provider of commercialization solutions for biopharma. We believe our continued investments in SCG will position us well to maximize our opportunities to capitalize on growth within the specialty care market, which is anticipated to continue outpacing the broader pharmaceutical market over the next several years.

We believe our structural repositioning has increased visibility across our two business segments, enabling us to develop unique growth strategies for our six operating platforms: skilled nursing pharmacy (LTC); assisted living pharmacy (LTC); brand support services (SCG); supply chain solutions (SCG); patient support services (SCG); and specialty pharmacy (SCG). As a byproduct of our executive level changes in the past few years, we have also centralized core functions, such as sales, account management and clinical operations, giving us the ability to more broadly capitalize on certain customer opportunities across our operating platforms, while more fully realizing operational synergies.

By better positioning ourselves for consistent organic growth, we believe we have developed more flexibility regarding the redeployment of cash flows. During the past few years, we have accelerated our efforts to return capital to stockholders, returning an average of 61.7% of our operating cash flows to stockholders through share repurchases and dividends for the years ended December 31, 2014 and 2013. Additionally, with the structural improvements instituted across our operations, we believe we are better positioned to take advantage of acquisition opportunities that fit within our strategic and financial criteria.

In addition to our internally driven growth objectives and capital allocation initiatives, certain pharmaceutical market dynamics and demographic developments may continue to alter the landscape of the industries in which we compete. Specifically, both generic drugs and specialty pharmaceuticals have steadily increased their respective shares of the overall market, and we believe we are positioned well to capitalize on continued growth in both areas. With respect to generic drugs, our new expanded agreement with McKesson leverages the strengths of both companies to provide a purchasing advantage and enables the rapid conversion of residents to newly available generic alternatives. As we benefit from these lower cost generic alternatives, so do our customers, payors and the residents we serve. Certain branded drugs we dispense in high volumes are expected to lose patent exclusivity over the next few years, creating an attractive growth opportunity for us while also enabling our customers to better manage industry cost pressures.

With respect to specialty pharmaceuticals, new treatment alternatives have become available for such complicated therapeutic categories as multiple sclerosis and rheumatoid arthritis, as well as rare disease states that are dependent upon innovative orphan drug therapies. We believe that, through SCG, we are well-positioned to benefit from the continued introduction of new large-molecule compounds and other specialty pharmaceutical medications. As more of these products enter the market, and as pharmaceutical companies continue to outsource more activities, we believe the demand for commercialization services, such as reimbursement support and third party logistics, will continue to increase.

Demographic trends indicate that demand for long-term care may increase into the middle of this century as the elderly population grows significantly. Moreover, those over 65 years old consume a disproportionately high level of healthcare services, including prescription drugs, when compared with the under-65 population. Appropriate pharmaceutical care is generally considered a cost-effective form of treatment for many of the chronic ailments afflicting the elderly, which can also improve their quality of life. We expect these factors to result in growing demand for the geriatric pharmaceutical industry as a potential means to permit our country to maintain the level of services provided under its government-sponsored healthcare programs while containing healthcare costs.

In order to fund this growing demand for healthcare services, we believe the government and the private sector will continue to review, assess and possibly alter healthcare delivery systems and payment methodologies. While we cannot at this time predict the ultimate impact on government reimbursement and our business of any of these initiatives, we believe that our expertise in geriatric pharmaceutical care and pharmaceutical cost management position us to help meet the challenges of today’s healthcare environment. In addition, we possess significant scale in our core markets, which we believe better positions us to absorb potential policy and reimbursement changes. However, there can be no assurance that changes in government reimbursement regulations and the other risks discussed under “Risk Factors” in Item 1A of this Annual Report will not significantly adversely impact our operating results.

Consolidated Results of Operations

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	For the years ended December 31,
	2014	2013	2012
Net sales	$6,417,615	$6,013,398	$5,878,464
Operating income	427,313	297,854	410,335
Adjusted operating income (a)	609,384	565,121	525,423
Income from continuing operations	184,212	84,892	171,943
Adjusted income from continuing operations (a)	315,211	289,515	263,654

(a)
Adjusted operating income and Adjusted income from continuing operations exclude certain items not considered part of our core operating results and certain non-cash charges. We believe that presenting these non-GAAP financial measures enhances investors’ understanding of how management assesses the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial measures may differ from those used by other companies and, therefore, comparability may be limited. See “Special Items” below for a description of the excluded items and a reconciliation of Adjusted operating income and Adjusted income from continuing operations to the most comparable GAAP financial measures.

2014 vs. 2013

Net sales for 2014 were favorably impacted by the positive impact of drug price inflation in both LTC and SCG. Partially offsetting this favorable impact were reductions in reimbursement coupled with competitive pricing issues. See discussion of sales and operating income results in more detail under “Long-Term Care Group Segment” and “Specialty Care Group Segment” below.

Gross profit as a percentage of total net sales was 22.1% for the year ended December 31, 2014, as compared with 23.6% in 2013. Gross profit was unfavorably affected primarily by the reductions in reimbursement coupled with competitive pricing issues. Additionally, gross margin was unfavorably impacted by growth in the SCG segment, which has a mix of business with lower margins. Favorably impacting gross profit was the effect of drug price inflation, cost reductions and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Leveraging of fixed and variable overhead costs primarily relates to generating higher sales volumes from pharmacy facilities with no or limited increases in fixed costs (e.g., rent, depreciation, etc.) and negligible to moderate increases in variable costs (e.g., utilities, delivery, labor, etc.), as well as the elimination of pharmacies through our productivity and consolidation initiatives discussed below. We believe we will be able to continue to leverage fixed and variable overhead costs through both internal and acquired growth.

Government and other reimbursement formulas generally adjust to take into account drug price inflation or deflation. In order to enhance our gross profit margins, we strategically allocate our resources to those activities that will increase internal sales growth and favorably impact sales mix, or will lower costs. In addition, through the ongoing development of our pharmaceutical purchasing programs, we are able to obtain discounts, rebates and other price concessions (“Discounts”) and thereby manage our pharmaceutical costs.

Increased leverage in purchasing favorably impacts gross profit and is primarily derived through timing of brand to generic conversions and Discounts relating to purchases from our suppliers and vendors. When recognizing the related receivables associated with these Discounts, we account for these Discounts as a reduction of cost of goods sold and inventories. We record our estimates of Discounts earned during the period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements, and to the levels of inventories remaining on-hand. Receivables related to Discounts are regularly adjusted based on the best available information, and to actual amounts as the applicable arrangements are settled and cash is received. The aggregate amount of these adjustments has not been significant to our results of operations.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales were 11.3% in 2014, compared to 12.6% in 2013. Operating expenses for the year ended December 31, 2014 were favorably impacted by our continued progress in lowering operating expenses through our non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in our medical supply services business in the second quarter of 2013. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income, was higher in 2014 than 2013 primarily due to our refinancing activities completed in 2014. See “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

Our effective tax rates are different than the applicable federal statutory rates during 2014 primarily as a result of the impact of state and local income taxes and additional tax benefits recognized which were related to prior year settlement payments. In 2013, the difference in rates was attributable to the non-deductible portion of the settlement charge for the Gale and Silver complaints (each as described in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements). See “Note 15 - Income Taxes” of the Notes to Consolidated Financial Statements.

2013 vs. 2012

Net sales for 2013 were positively impacted by drug price inflation and growth in SCG. Offsetting these factors was the unfavorable sales impact of the increased availability and utilization of generic drugs as well as reductions in reimbursement coupled with competitive pricing issues. See discussion of sales and operating income results in more detail under “Long-Term Care Group Segment” and “Specialty Care Group Segment” below.

Gross profit as a percentage of total net sales was 23.6% for the year ended December 31, 2013, as compared with 23.7% in 2012. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement coupled with competitive pricing issues. Favorably impacting gross profit was the increased availability and utilization of higher margin generic drugs (which had a more favorable effect due to the timing of generic conversions in 2012), cost reductions and productivity improvement initiatives and lower payroll and employee benefit costs.

Our operating expenses as a percentage of net sales were 12.6% in 2013, compared to 13.1% in 2012. Operating expenses for the year ended December 31, 2013 were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower payroll and employee benefit costs and reduced operating expenses due to the disposition of certain assets, primarily in our medical supply services business. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service and a reduction in net sales due to the impact of the increased availability and utilization of generic drugs.

Interest expense, net of investment income, was lower in 2013 than 2012 primarily due to our refinancing activities completed in 2013 and 2012. See “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

Our effective tax rates are different than the applicable federal statutory rates primarily as a result of the impact of state and local income taxes and certain non-deductible litigation costs. The year-over-year change in our effective tax rate is primarily due to certain non-deductible charges related to the disposition of businesses and the litigation settlement charge recognized in 2013. See “Note 15 - Income Taxes” of the Notes to Consolidated Financial Statements.

Long-Term Care Group Segment

	For the years ended December 31,
	2014	2013	2012
Net sales	$4,750,121	$4,627,871	$4,789,551
Operating income	$516,086	$420,646	$562,379
Scripts dispensed	111,315	112,460	113,556

2014 vs. 2013

LTC net sales were favorably impacted by increased drug price inflation. This increase was partially offset by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts, as well as a reduction in sales due to the disposition of certain assets, primarily in our medical supply services business in the second quarter of 2013. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, there can be no assurance that such issues or other pricing and reimbursement pressures will not adversely impact LTC’s net sales.

Operating income in 2014 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing as well as the year-over-year impact of certain other “special items” described under “Special Items” below. Operating income for 2013 was unfavorably impacted by a settlement charge of $120 million plus attorneys’ fees related to the Gale and Silver matters as described in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements. Operating income was favorably impacted primarily by drug price inflation, cost reductions and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

2013 vs. 2012

LTC net sales were unfavorably impacted by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts as well as a reduction in sales due to the disposition of certain assets, primarily in our medical supply services business, partially offset by drug price inflation. Also unfavorably impacting net sales was the increased availability and utilization of generic drugs, which had a more adverse effect on 2013 due to the timing of generic conversions in 2012. When a drug converts from brand to generic, our cost goes down, and a portion of that savings is passed on to our customers, which reduces sales, but increases gross profit.

Operating income in 2013 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing, as well as the year-over-year impact of various “special items” described under “Special Items” below. Operating income was favorably impacted primarily by the increased availability and utilization of higher margin generic drugs (which had a more favorable effect on 2013 due to the timing of generic conversions in 2012), cost reductions and productivity improvement initiatives, lower payroll and employee benefit costs, as well as drug price inflation.

Specialty Care Group Segment

	For the years ended December 31,
	2014	2013	2012
Net sales	$1,667,152	$1,384,003	$1,078,627
Operating income	$136,373	$113,243	$92,671

2014 vs. 2013

SCG net sales were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by continued growth in our multiple sclerosis and oncology therapies. We also experienced year-over-year growth in our fee-for-service platforms.

Operating income was favorably affected primarily by the same factors that impacted net sales. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, reimbursement pressures, and investments in facilities and personnel in order to position the segment for future growth.

2013 vs. 2012

SCG net sales were positively impacted primarily by increased volume in programs with drug manufacturers coupled with higher prescription volumes and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies.

Operating income was favorably affected primarily by the same factors that impacted net sales. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, competitive pricing pressures, and investments in facilities and personnel in order to position the segment for future growth.

Restructuring and Other Related Charges

See “Note 17 - Restructuring and Other Related Charges” of the Notes to Consolidated Financial Statements.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges (“Special Items”), enhances stockholders’ understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial measures may differ from those used by other companies and, therefore, comparability may be limited. Our results of continuing operations for the years ended December 31, 2014, 2013, and 2012 include the Special Items presented in the table below, which also contains a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures (in thousands, except per share amounts):

	For the years ended December 31,
	2014	2013	2012
Settlement, litigation and other related charges (i)	$42,818	$167,465	$49,375
Other charges (ii)	139,253	99,802	65,713
Subtotal - operating expense Special Items	182,071	267,267	115,088
Amortization of discount on convertible notes (iii)	23,551	24,567	24,073
Debt redemption costs - interest expense (iii)	12,742	4,784	12,363
Total Special Items	$218,364	$296,618	$151,524
Total Special Items - after tax (iv)	$130,999	$204,623	$91,711

Operating income	$427,313	$297,854	$410,335
Operating expense Special Items	182,071	267,267	115,088
Adjusted operating income	$609,384	$565,121	$525,423

Income from continuing operations	$184,212	$84,892	$171,943
Total Special Items - after tax	130,999	204,623	91,711
Adjusted income from continuing operations	$315,211	$289,515	$263,654

(i)	See “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

(ii)	See “Other charges” under “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

(iii)	See “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Discontinued Operations

Net income for the years ended December 31, 2014, 2013 and 2012 was impacted by the results of discontinued operations, primarily due to impairment charges in the years ended December 31, 2014 and 2013. In the fourth quarter of 2013, our Hospice business and Retail operations qualified for discontinued operation treatment. We recorded impairment losses of $40 million and $145 million in the years ended December 31, 2014 and December 31, 2013, respectively, to reduce the carrying value of the Hospice and Retail businesses to fair value.

See further discussion at “Note 3 - Discontinued Operations” of the Notes to Consolidated Financial Statements.

Impact of Inflation

We estimate that the impact of drug price inflation on our cost of sales for our highest dollar products during the three years ended December 31, 2014 ranged from approximately 5% to 8%. However, the impact of inflation on our net income is significantly lower, because government and other reimbursement formulas, which impact sales, generally adjust to take into account drug price inflation or deflation.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents (including restricted cash) at December 31, 2014 were $154 million compared with $356 million at December 31, 2013.

We generated net cash flows from operating activities of continuing operations of $492 million during the year ended December 31, 2014, compared with $480 million and $535 million during the years ended December 31, 2013 and 2012, respectively. Operating cash flows in 2014 were used primarily for debt payments, capital expenditures, stock repurchases and dividend payments. During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively, and $4.24 million was received related to our motion for sanctions filed against relator Gale and his attorneys as described in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements. Operating cash flows for 2013 and 2012 included litigation settlement payments of $20 million and $50 million, respectively.

Net cash flows from operating activities during the year ended December 31, 2014 were favorably impacted primarily by the year-over-year change in accounts receivable and accounts payable as a result of continued efforts to improve our working capital management. Compared to 2013, operating cash flow was favorably impacted primarily by the year-over-year change in timing of inventory purchases and timing of accounts payable payments. Inventory increased in the fourth quarter of 2013 as we took advantage of certain strategic purchasing initiatives. Net cash flows from operating activities were also impacted by a deposit made with our drug wholesaler in the fourth quarter of 2012 of $45 million. We made additional deposits of $20 million and $6 million in the first and fourth quarters of 2013, respectively, and received a net refund of approximately $1 million in 2014. As a result of our new agreement with McKesson becoming effective January 1, 2015, we received the remaining outstanding deposit of approximately $72 million in the first quarter of 2015.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to our 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”), our 2035 Debentures, our 2025 Notes, our 2042 Notes (which were retired during the year ended December 31, 2014) and our 3.50% Senior Subordinated Convertible Notes due 2044 (the “2044 Notes”). This difference resulted in an increase in our deferred tax liabilities during the years ended December 31, 2014 and 2013 of $33 million and $29 million, respectively ($199 million cumulative as of December 31, 2014). The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would serve to reduce operating cash flows.

Net cash from investing activities of continuing operations was $12 million for the year ended December 31, 2014 as compared to net cash used of $87 million and $136 million during the years ended December 31, 2013 and 2012, respectively. In 2014, we received approximately $71 million for the divestiture of our Retail and Hospice businesses as described in “Note 3 - Discontinued Operations” of the Notes to Consolidated Financial Statements. In 2013, we received $12 million related to the disposition of certain assets, primarily our medical supply services business. In 2012, we received $19 million for the divestiture of our Canadian pharmacy and our pharmacy operational software business.

Additionally, net cash from investing activities of continuing operations for the year ended December 31, 2014 required outlays of $2 million for amounts payable relating to acquisitions. Acquisitions of businesses required cash payments during 2013 and 2012 of $4 million and $35 million, respectively. The 2014, 2013 and 2012 acquisition-related payments were funded primarily by operating cash flows. Our capital requirements, in addition to the payment of debt and dividends, are primarily comprised of our acquisition program and capital expenditures. Our capital expenditures were $83 million, $95 million and $97 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in capital expenditures in 2014 relates primarily to reduced expenditures related to our information technology systems.

Net cash used in financing activities of continuing operations was $706 million, $482 million and $531 million during the years ended December 31, 2014, 2013 and 2012, respectively. In the fourth quarter of 2014, we completed certain refinancing activities (see “Note 11 - Debt” of the Notes to Consolidated Financial Statements), including the amendment and extension of our existing senior unsecured credit agreement (as amended, the “Amended Credit Facility”). We issued $400 million aggregate principal amount of 4.75% Senior Notes due 2022 and $300 million aggregate principal amount of 5.00% Senior Notes due 2024. We redeemed the entire $400 million outstanding principal balance of the 2020 Notes for an aggregate cash redemption price of $429 million. We recognized a net loss on the redemption of approximately $29 million in the fourth quarter of 2014 which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss). In connection with the redemption of the 2020 Notes, we terminated the related interest rate swap agreements. Upon termination, we recognized an $18 million gain, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss) in the fourth quarter of 2014. We also repurchased in private transactions approximately $103 million principal amount of our 2042 Notes for an aggregate purchase price of approximately $177 million and, following our issuance of a notice of redemption for all of the outstanding 2042 Notes, holders of approximately $287 million principal amount of 2042 Notes remaining outstanding converted their 2042 Notes into an aggregate of approximately $304 million in cash and 2.9 million shares of our common stock. We recognized a net loss on the repurchase and conversion transactions of approximately $37 million in the fourth quarter of 2014, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

In addition to the fourth quarter 2014 refinancing activities, in June 2014, we entered into separate, privately negotiated agreements to repurchase approximately $52 million in aggregate principal amount of our outstanding 2025 Notes for $134 million in cash. We recognized a loss on the repurchase of approximately $8 million and wrote off debt issuance costs of $1 million, which are reflected in “Other charges” and “Interest expense” on the Consolidated Statements of Comprehensive Income (Loss), respectively. In the fourth quarter of 2013, holders presented approximately $37 million of the Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series B PIERS”) and $1 million of the Series A 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series A PIERS”), representing a corresponding amount of our 2033 Debentures, for conversion. The conversions settled in the first quarter of 2014, which increased our payments on long-term borrowings and obligations for the year ended December 31, 2014.

Net cash used in financing activities for the year ended December 31, 2013 includes the effect of our 2013 refinancing activities. In August 2013, we entered into separate, privately negotiated exchange agreements under which we retired approximately $180 million in aggregate principal amount of outstanding 2025 Notes in exchange for the issuance of $424 million in aggregate principal amount of new 2044 Notes. Also in 2013, we entered into separate, privately negotiated purchase agreements to repurchase approximately $5 million in aggregate principal amount of our outstanding 2025 Notes and $150 million in aggregate principal amount of our outstanding 2020 Notes.

Net cash used in financing activities for 2012 includes the effect of our 2012 refinancing activities, including (i) the amendment and restatement of our senior unsecured credit agreement consisting of a $300 million five-year unsecured revolving credit facility and a $425 million five-year unsecured term loan facility, (ii) the retirement of approximately $257 million of our outstanding 2025 Notes in exchange for the issuance of $390 million of new 2042 Notes and (iii) our redemption of $25 million of our outstanding 2035 Debentures.

In 2014, 2013 and 2012, we repurchased approximately 3.5 million shares of our common stock for $235 million, approximately 4.8 million shares of our common stock for $221 million, and approximately 10 million shares of our common stock for $389 million, respectively, including shares repurchased through accelerated share repurchase agreements. Through December 31, 2014, we have repurchased approximately 27.5 million shares under our share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $265 million of additional shares of common stock. See “Note 2 - Common Stock Repurchase Program” of the Notes to Consolidated Financial Statements.
On December 3, 2014, our Board of Directors declared a quarterly cash dividend of $0.22 per share for an indicated annual rate of $0.88 per share for 2015, which is greater than the aggregate dividends paid per share in each of 2014 and 2013. Aggregate dividends of $80 million paid during 2014 were higher than the $63 million paid in 2013 and the $45 million paid in 2012, due primarily to an increase in dividends paid per share to $0.82 in 2014 as compared to $0.62 and $0.42 per share paid in 2013 and 2012, respectively.

At December 31, 2014, we had no outstanding borrowings under our five- year unsecured revolving credit facility and $395 million of borrowings outstanding under our five-year senior unsecured term loan. As of December 31, 2014, we had approximately $14 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of December 31, 2014, approximately $387 million in aggregate principal amount of Convertible Notes was convertible, including our 2025 Notes and our 2033 Debentures. Additionally, holders of approximately $186 million aggregate principal amount of our 2035 Debentures (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015, and therefore the Initial 2035 Debentures are classified as current debt as of December 31, 2014. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

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

There were no known material commitments and contingencies outstanding at December 31, 2014, other than the contractual obligations summarized under “Disclosures about Aggregate Contractual Obligations and Off-Balance Sheet Arrangements” below, certain acquisition-related payments potentially due in the future, including deferred payments, indemnification payments and payments originating from earnout and other provisions that may become payable, as well as the matters discussed in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

We believe that net cash flows from operating activities, existing cash balances, availability under our revolving credit facility and external sources of financing that we believe are available, will be sufficient to satisfy our future working capital needs, debt servicing, conversions of the Convertible Notes, repurchases of the Initial 2035 Debentures, capital expenditures and other financing requirements for at least the next year, although no such assurances can be given in that regard. We may be unable to refinance maturing debt on terms that are as favorable as those from which we previously benefited or on terms that are acceptable to us. In addition, no assurances can be given regarding our ability to obtain additional financing in the future.

Disclosures about Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations:

The following summarizes our aggregate contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations(a)	$2,333,405	$592,688	$40,000	$335,000	$1,365,717
Capital lease obligations	13,083	5,735	7,150	198	—
Operating lease obligations	109,331	22,961	39,468	25,191	21,711
Purchase obligations	29,485	21,866	4,802	2,817	—
Other current obligations	238,886	238,886	—	—	—
Other long-term obligations	38,763	—	33,193	2,967	2,603
Subtotal	2,762,953	882,136	124,613	366,173	1,390,031
Future interest relating to debt and capital lease obligations(b)	1,316,771	86,038	170,683	167,955	892,095
Total contractual cash obligations	$4,079,724	$968,174	$295,296	$534,128	$2,282,126

(a)
As of December 31, 2014, approximately $387 million in aggregate principal amount of Convertible Notes was convertible, including the 2025 Notes and the 2033 Debentures. Additionally, holders of approximately $186 million aggregate principal amount of the Initial 2035 Debentures have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015. As a result, the 2025 Notes, 2033 Debentures, and the Initial 2035 Debentures are classified as current debt as of December 31, 2014. See “Note 11 - Debt” of the Notes to Consolidated Financial Statements.

(b)
Represents estimated future interest costs based on the stated fixed interest rate of the debt, or the variable interest rate in effect at period end for variable interest rate debt. To the extent that any debt is repaid or refinanced prior to the stated maturity date, the estimated future interest costs would change accordingly. The estimated future interest costs presented in this table do not include any amounts potentially payable associated with the contingent interest and interest reset provisions of our Convertible Notes, as applicable, or the impact of potential changes in our credit rating, changes in variable interest rates, or any tax effects associated with our interest costs.

Off-Balance Sheet Arrangements:
As of December 31, 2014, we had two unconsolidated entities, Omnicare Capital Trust I (“Trust I”) and Omnicare Capital Trust II (“Trust II”), which were established for the purpose of facilitating the offerings of the Series A PIERS and the Series B PIERS, respectively. Trust I and Trust II are wholly-owned finance subsidiaries. We have fully and unconditionally guaranteed the securities of Trust I and Trust II. The 2033 Debentures issued by us to Trust I (the “Series A 2033 Debentures”) and Trust II (the “Series B 2033 Debentures”) in connection with the issuance of the Series A PIERS and the Series B PIERS, respectively, are presented as a single line item in our consolidated balance sheets and debt footnote disclosures. Additional information concerning the Series A PIERS and the Series B PIERS, the guarantees, and the Series A 2033 Debentures and Series B 2033 Debentures is included in “Note 11 - Debt” of the Notes to Consolidated Financial Statements. We record interest payable to Trust I and Trust II as interest expense in our Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2014, we had no other unconsolidated entities, or any financial partnerships, such as entities often referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure relates to variable interest rate risk through our variable interest rate debt instruments. Accordingly, we define market risk loss as the potential loss in our earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing a sensitivity analysis on our variable-rate debt, assuming a change in interest rates of 100 basis points. Among our debt obligations is $395 million outstanding under our variable-rate senior term loan, due 2019, at an interest rate of 1.96% at December 31, 2014 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year).
The fair values of our fixed-rate debt instruments, excluding the impact of our interest rate swap agreements, is based on quoted market prices in active markets (Level 2) and are summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2014		December 31, 2013
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$—	$—	$400,000	$435,800
4.75% senior notes, due 2022	400,000	408,000	—	—
5.00% senior notes, due 2024	300,000	316,700	—	—
3.75% convertible senior subordinated notes, due 2025
Carrying value	54,148	—	87,310	—
Unamortized debt discount	25,824	—	45,098	—
Principal amount	79,972	211,900	132,408	306,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	188,550	—	186,136	—
Unamortized debt discount	118,133	—	121,017	—
Principal amount	306,683	550,200	307,153	455,900
3.25% convertible senior debentures, due 2035
Carrying value	178,284	—	393,126	—
Unamortized debt discount	7,749	—	34,374	—
Principal amount	186,033	197,000	427,500	457,400
3.25% convertible senior exchange debentures, due 2035
Carrying value	216,738	—	—	—
Unamortized debt discount	24,729	—	—	—
Principal amount	241,467	279,500	—	—
3.75% convertible senior debentures, due 2042
Carrying value	—	—	225,014	—
Unamortized debt discount	—	—	164,986	—
Principal amount	—	—	390,000	592,800
3.50% convertible senior debentures, due 2044
Carrying value	218,474	—	216,643	—
Unamortized debt discount	205,776	—	207,607	—
Principal amount	424,250	507,000	424,250	428,500
See “Note 11 - Debt” and “Note 8 - Fair Value” of the Notes to Consolidated Financial Statements.

We do not have any financial instruments held for trading purposes.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions, judgments, and estimates that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses and the related disclosure of commitments and contingencies. On a regular basis, we evaluate our critical estimates giving consideration to a combination of factors, including historical experience, current conditions, feedback from outside advisors where feasible, and other assumptions that we believe to be reasonable at the time and under the current circumstances. Our significant accounting policies are summarized in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

The accounting treatment of many transactions is specifically dictated by U.S. GAAP and does not require significant management judgment in its application or for which management’s judgment in selecting among available alternatives would not produce a materially different result. An accounting policy is considered to be critical if it is important to the determination of our financial position and operating results, and it requires significant judgment and estimates on the part of our management in its application. If our actual results were to differ materially from the judgments and estimates made, our reported financial position or operating results could be materially affected. We believe the following policies are the critical accounting policies and estimates that involve significant judgment and estimates by our management in preparing our consolidated financial statements.

Revenue Recognition
In general, we recognize revenue when products are delivered or services are rendered or provided to our customers, prices are fixed and determinable, and collection is reasonably assured.

A significant portion of our revenues from sales of pharmaceutical and medical products are reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and record an estimated contractual allowance for sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in our financial statements are recorded at the amount expected to be ultimately received from these payors. Since billing functions for a portion of our revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, our exposure in connection with estimating contractual allowance adjustments is limited primarily to unbilled and initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of our revenue systems, the contractual allowance is estimated for all billed, unbilled and initially rejected Medicare, Medicaid and third-party claims. We evaluate several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments was not significant to our results of operations for any of the periods presented. Further, we do not expect the impact of changes in estimates related to unsettled contractual allowance amounts from Medicare, Medicaid and third-party payors as of December 31, 2014 to be significant to our future consolidated results of operations, financial position and cash flows.

Patient co-payments associated with Medicare Part D, certain state Medicaid programs, Medicare Part B and certain third-party payors are typically not collected at the time products are delivered or services are rendered, but are billed to the individuals as part of our normal billing procedures and subject to our normal accounts receivable collections procedures.

Under certain circumstances, we accept returns of medications and issue a credit memo to the applicable payor. We estimate and accrue for sales returns based on historical return experience, giving consideration to our return policies. Product returns are processed in the period received and are not significant compared to our total sales and gross profit.

Allowance for Doubtful Accounts
Collection of accounts receivable from customers is our primary source of operating cash flow and is critical to our operating performance, cash flows and financial condition. Our primary collection risk relates to facility and private pay customers, as billings to these customers can be complex and may lead to payment disputes or delays. We provide a reserve for accounts receivable considered to be at increased risk of becoming uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We establish this allowance for doubtful accounts and consider such factors as historical collection experience (i.e., payment history and credit losses) and creditworthiness, specifically identified credit risks, aging of accounts receivable by payor category, current and expected economic conditions and other relevant factors. We regularly review our allowance for doubtful accounts for appropriateness. Judgment is used to assess the collectability of account balances and the economic ability of customers to pay.

Our allowance for doubtful accounts as of December 31, 2014 was $202 million, compared with $203 million at December 31, 2013. Our allowance for doubtful accounts represented 25.9% and 22.6% of gross receivables (net of contractual allowance adjustments) as of December 31, 2014 and December 31, 2013, respectively. Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact our overall financial results, financial position or cash flows. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross receivables as of December 31, 2014 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $8 million.

Patient charges pending approval from Medicare, Medicaid and third-party payors are primarily billed as private pay and, where applicable, are recorded net of an estimated contractual allowance at period end. Once an approval to bill Medicare, Medicaid or third-party payors has been obtained, we reverse the private pay balance and record a corresponding Medicare, Medicaid or third-party receivable. Our policy is to resolve accounts receivable with pending status as soon as practicable. Pending accounts receivable balances were not a significant component of the overall accounts receivable balance at December 31, 2014.

We have standard policies and procedures for collection of our accounts receivable. Our collection efforts generally include the mailing of statements, followed, when necessary, by delinquency notices, personal and other contacts, the use of our national collections department or outside collection agencies, and mediation, arbitration or litigation when accounts are considered unresponsive.

Our collection efforts primarily relate to our facility and private pay customers, as well as efforts to collect or rework Medicare Part D copayments and rejected claims. When we become aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, our collections department includes the exposed balance in our allowance for doubtful accounts. At such time that a balance is definitively deemed to be uncollectible, the balance is written off against the allowance for doubtful accounts. At December 31, 2014, the portion of our overall accounts receivable balance placed in mediation, arbitration or litigation or with outside collection agencies is not significant.

Given our experience, we believe that our aggregate reserves for potential losses are adequate, but if any of our larger customers were to unexpectedly default on their obligations, our overall allowances for doubtful accounts may prove to be inadequate. In particular, if economic conditions worsen, the payor mix shifts significantly or our customers’ reimbursement rates are adversely affected, impacting our customers’ ability to pay their bills, we may adjust our allowance for doubtful accounts accordingly, and our accounts receivable collections, cash flows, financial position and results of operations could be adversely affected.

See “Accounts Receivable” in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Goodwill
We have adopted guidance regarding the testing for goodwill impairment that permits us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then we would perform the two-step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of a reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires us to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

We performed step one of the quantitative goodwill impairment test as part of our 2014 and 2013 annual assessments. We estimated the fair value of our reporting units based on discounted cash flows, which required significant management judgment, as well as a market approach that compared the reporting units’ earnings and revenue multiples to those of comparable public companies. For our continuing operations, we estimated the fair value of our reporting units to be greater than the carrying value, indicating that goodwill was not impaired.

Taxes
We estimate our current and deferred tax assets and liabilities, including those relating to our acquired subsidiaries, based on current tax laws in the statutory jurisdictions in which we operate and the enacted tax rates expected to apply for the periods in which we expect to settle or realize the deferred tax assets or liabilities. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, as well as the realization of deferred tax assets including those relating to net operating losses. We determine the amount of realizable state net operating loss deferred tax assets by projecting taxable income for the tax years remaining before the net operating losses expire.

We periodically review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence, including historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. If we are unable to generate sufficient future taxable income by jurisdiction, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate and related tax expense.

We also review our tax assets and liabilities, including those relating to acquired subsidiaries, giving consideration to the relevant guidance regarding accounting for uncertainty in income taxes. In accordance with this guidance, we recognize a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, we do not recognize the benefit of that position in our financial statements. A tax position that meets the more likely than not recognition threshold is measured by determination of the largest amount of benefit that has at least a 50 percent likelihood of being realized upon ultimate resolution with a taxing authority.

We operate in a significant number of states and tax jurisdictions with varying tax laws. We are subject to both federal and state audits of tax returns in the normal course of business. While we believe we have provided adequately for tax liabilities in our consolidated financial statements, adverse determinations by applicable taxing authorities could have a material adverse effect on our consolidated financial position, results of operations or cash flows. If our provision for current or deferred taxes is not adequate, if we are unable to realize certain deferred tax assets or if the tax laws change unfavorably, we could experience tax losses. Likewise, if our provision for current and deferred taxes is in excess of our actual tax liability, if we are able to realize additional deferred tax assets or if tax laws change favorably, we could experience tax gains. A one percentage point change in our overall 2014, 2013 and 2012 effective tax rates would impact tax expense and income from continuing operations by $3.0 million, $1.7 million and $2.8 million, respectively.

Legal Contingencies
As part of our ongoing operations, we are subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as governmental/regulatory authorities responsible for enforcing the laws and regulations to which we are subject, which may include reviews of our individual pharmacies’ reimbursement documentation and administrative practices. Often, these inspections, audits, investigations and inquiries relate to prior periods, including periods predating our ownership of a particular pharmacy. Further, under the federal False Claims Act and certain state statutes, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. In addition, we are involved with various legal actions arising in the normal course of business. At any point in time, we are in varying stages of discussions on these matters. We regularly review, and, where appropriate, consult with our outside legal advisors regarding the status of inspections, audits, inquiries, investigations, legal claims and legal proceedings and assess our potential financial exposure.

We record accruals for contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent the amount of a probable loss is estimable only by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the low end of the range is accrued. Legal matters are inherently unpredictable and we evaluate these matters regularly. The unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceedings are in their early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) the proceedings present a wide range of potential outcomes. With respect to violations of the False Claims Act, treble damages and/or additional potential penalties per claim will apply.

Because of the inherent uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess our potential liability related to any pending inspections, audits, inquiries, investigation, claims and litigation and may revise our estimated exposure upward or downward accordingly, and update our related disclosure, as appropriate. Such revision of our estimated contingent liabilities could have a material impact on our consolidated financial statements.

Certain ongoing and recently completed legal proceedings are described in “Note 18 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
Recently issued accounting standards are described under “Recently Issued Accounting Standards” in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; our ability to attract new clients and service contracts and retain existing clients and service contracts; our ability to identify, finance and consummate acquisitions on favorable terms or at all; trends for the continued growth of our businesses; changes in drug pricing; delays and reductions in reimbursement by the government and other payors to Omnicare and our customers; the overall financial condition of our customers and our ability to assess and react to such financial condition; the ability and willingness of our vendors and business partners to continue to provide products and services to Omnicare; the successful integration of acquired companies and realization of contemplated synergies; the continued availability of suitable acquisition candidates; the ability to attract and retain skilled management; competition for qualified staff in the healthcare industry; variations in demand for our products and services; variations in costs or expenses; our ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long-term care pharmacies or specialty pharmacies; government budgetary pressures and changes, including federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of our contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or changes in the proportion of our business covered by specific contracts; the outcome of pending and future legal or contractual disputes; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances that could result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; our ability to successfully complete planned divestitures; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for our stock and in the financial markets generally; timing of conversions of our convertible debt securities; access to adequate capital and financing on acceptable terms; changes in our credit ratings given by rating agencies; changes in tax laws and regulations; changes in accounting rules and standards; the impact of potential cybersecurity risks and/or incidents; costs to comply with our Corporate Integrity Agreement; and unexpected costs or business interruptions from information technology projects. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7 of this Annual Report is incorporated by reference herein.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

All other financial statement schedules are omitted because they are not applicable or because the required information is shown elsewhere in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of Omnicare, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Omnicare, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Net sales	$6,417,615	$6,013,398	$5,878,464
Cost of sales	4,999,071	4,592,536	4,483,042
Gross profit	1,418,544	1,420,862	1,395,422
Selling, general and administrative expenses	724,700	756,180	772,004
Provision for doubtful accounts	84,460	99,561	97,995
Settlement, litigation and other related charges	42,818	167,465	49,375
Other charges	139,253	99,802	65,713
Operating income	427,313	297,854	410,335
Interest expense, net of investment income	(129,947)	(123,870)	(135,103)
Income from continuing operations before income taxes	297,366	173,984	275,232
Income tax provision	113,154	89,092	103,289
Income from continuing operations	184,212	84,892	171,943
Income (loss) from discontinued operations, net of income tax	(39,685)	(128,324)	22,931
Net income (loss)	$144,527	$(43,432)	$194,874
Earnings (loss) per common share - Basic:
Continuing operations	$1.89	$0.83	$1.57
Discontinued operations	(0.41)	(1.26)	0.21
Net income (loss)	$1.48	$(0.43)	$1.78
Earnings (loss) per common share - Diluted:
Continuing operations	$1.74	$0.78	$1.52
Discontinued operations	(0.37)	(1.17)	0.20
Net income (loss)	$1.36	$(0.39)	$1.73
Weighted average number of common shares outstanding:
Basic	97,524	102,080	109,531
Diluted	106,228	109,449	112,988
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	$—	$—	$1,384
Unrealized appreciation (depreciation) in fair value of investments	402	(274)	(151)
Amortization of pension benefit gain and actuarial loss	(686)	553	(1,363)
Total other comprehensive income (loss), net of tax	(284)	279	(130)
Comprehensive income (loss)	$144,243	$(43,153)	$194,744

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$153,799	$356,001
Accounts receivable, less allowances of $201,875 (2013-$202,602)	578,761	695,684
Inventories	519,584	512,418
Deferred income tax benefits	59,200	135,094
Other current assets	287,560	265,536
Current assets of discontinued operations	—	49,995
Total current assets	1,598,904	2,014,728
Properties and equipment, at cost less accumulated depreciation of $332,684 (2013-$263,603)	267,753	305,888
Goodwill	4,061,806	4,057,456
Identifiable intangible assets, less accumulated amortization of $257,283 (2013-$227,657)	98,942	129,974
Other noncurrent assets	80,385	96,722
Noncurrent assets of discontinued operations	—	87,078
Total noncurrent assets	4,508,886	4,677,118
Total assets	$6,107,790	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,358	$181,022
Accrued employee compensation	46,830	50,240
Current debt	446,717	527,204
Other current liabilities	154,726	355,845
Current liabilities of discontinued operations	—	18,846
Total current liabilities	867,631	1,133,157
Long-term debt, notes and convertible debentures	1,517,559	1,418,819
Deferred income tax liabilities	936,247	1,012,733
Other noncurrent liabilities	45,926	53,835
Noncurrent liabilities of discontinued operations	—	1,398
Total noncurrent liabilities	2,499,732	2,486,785
Total liabilities	3,367,363	3,619,942
Convertible debt (Note 11)	151,706	331,101
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 138,425,862 shares issued (2013-134,623,736 shares issued)	138,426	134,624
Paid-in capital	2,210,526	2,047,195
Retained earnings	1,757,386	1,693,799
Treasury stock, at cost- 39,997,930 shares (2013- 34,013,923 shares)	(1,514,792)	(1,132,274)
Accumulated other comprehensive loss	(2,825)	(2,541)
Total stockholders’ equity	2,588,721	2,740,803
Total liabilities and stockholders’ equity	$6,107,790	$6,691,846
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES

(in thousands)
	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$144,527	$(43,432)	$194,874
Loss (income) from discontinued operations	39,685	128,324	(22,931)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	58,036	56,013	49,048
Amortization	74,258	76,947	79,489
Asset impairment charges	60,211	—	—
Loss from disposition	805	39,245	—
Loss on debt extinguishment	69,381	56,280	47,558
Deferred tax provision	92,700	61,932	95,327
Changes in assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	58,685	77,441	74,220
Inventories	(7,001)	(138,028)	38,066
Current and noncurrent assets	(10,117)	65,138	44,017
Accounts payable	52,289	(11,649)	(70,531)
Accrued employee compensation	(2,412)	(19,856)	12,895
Gale/Silver settlement payments, net	(120,000)	—	—
Current and noncurrent liabilities	(19,320)	131,159	(7,403)
Net cash flows from operating activities of continuing operations	491,727	479,514	534,629
Net cash flows from (used in) operating activities of discontinued operations	863	(12,454)	9,855
Net cash flows from operating activities	492,590	467,060	544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(1,613)	(3,895)	(34,873)
Divestiture of businesses, net	71,194	11,658	19,207
Capital expenditures	(82,531)	(95,015)	(96,924)
Marketable securities	25,377	(365)	(25,018)
Other	—	1,061	1,270
Net cash flows from (used in) investing activities of continuing operations	12,427	(86,556)	(136,338)
Net cash flows used in investing activities of discontinued operations	(863)	(1,007)	(2,996)
Net cash flows from (used in) investing activities	11,564	(87,563)	(139,334)
Cash flows from financing activities:
Payments on term loans	(20,938)	(21,250)	(24,688)
Proceeds from long-term borrowings and obligations	717,500	—	425,000
Payments on long-term borrowings and obligations	(1,067,707)	(192,322)	(453,573)
Capped call transaction	—	—	(48,126)
Fees paid for financing activities	(8,913)	(5,660)	(7,566)
(Decrease) increase in cash overdraft balance	(16,360)	473	(14,927)
Payments for Omnicare common stock repurchases, including equity forward contract	(235,438)	(220,971)	(388,968)
Proceeds (outflows) for stock awards and exercise of stock options, net of stock tendered in payment	(2,251)	15,819	24,951
Dividends paid	(80,298)	(62,928)	(45,214)
Other	8,049	5,262	1,912
Net cash flows used in financing activities of continuing operations	(706,356)	(481,577)	(531,199)
Net cash flows from financing activities of discontinued operations	—	3,868	—
Net cash flows used in financing activities	(706,356)	(477,709)	(531,199)
Net decrease in cash and cash equivalents	(202,202)	(98,212)	(126,049)
Less (decrease) increase in cash and cash equivalents of discontinued operations	—	(9,593)	6,859
Decrease in cash and cash equivalents of continuing operations	(202,202)	(88,619)	(132,908)
Cash and cash equivalents at beginning of year	356,001	444,620	577,528
Cash and cash equivalents at end of year	$153,799	$356,001	$444,620
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
OMNICARE, INC. AND SUBSIDIARY COMPANIES
(in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2012	$131,757	$2,488,941	$1,651,829	$(484,123)	$7,032	$3,795,436
Dividends paid ($0.42 per share)	—	—	(45,214)	—	—	(45,214)
Stock acquired/issued for benefit plans	—	—	—	39	—	39
Stock option exercises and amortization/forfeitures	1,295	50,093	—	(232)	—	51,156
Common stock repurchase	—	—	—	(339,117)	—	(339,117)
Purchase of capped call	—	(48,126)	—	—	—	(48,126)
Debt exchange	—	(54,546)	—	—	—	(54,546)
Equity forward contract	—	(50,000)	—	—	—	(50,000)
Stock awards/issuance, net of amortization/forfeitures	451	33,608	(414)	(22,583)	—	11,062
Translation adjustment recorded on divestiture of business	—	—	—	—	(9,722)	(9,722)
Net income	—	—	194,874	—	—	194,874
Other comprehensive (loss), net of tax	—	—	—	—	(130)	(130)
Balance at December 31, 2012	133,503	2,419,970	1,801,075	(846,016)	(2,820)	3,505,712
Dividends paid ($0.62 per share)	—	—	(62,928)	—	—	(62,928)
Stock acquired/issued for benefit plans	—	—	—	57	—	57
Stock option exercises, amortization/forfeitures and adjustments	744	22,088	—	(67)	—	22,765
Common stock repurchase	—	—	—	(220,971)	—	(220,971)
Equity forward contract settlement	—	50,000	—	(50,000)	—	—
Stock awards/issuance, net of amortization/forfeitures	376	29,849	(916)	(15,277)	—	14,032
Debt exchanged/converted	1	(143,611)	—	—	—	(143,610)
Reclassification of convertible debt to mezzanine (Note 11)	—	(331,101)	—	—	—	(331,101)
Net (loss)	—	—	(43,432)	—	—	(43,432)
Other comprehensive income, net of tax	—	—	—	—	279	279
Balance at December 31, 2013	134,624	2,047,195	1,693,799	(1,132,274)	(2,541)	2,740,803
Dividends paid ($0.82 per share)	—	—	(80,297)	—	—	(80,297)
Stock option exercises, amortization/forfeitures and adjustments	312	13,883	—	278	—	14,473
Common stock repurchase	—	—	—	(220,438)	—	(220,438)
Capped call settlement	—	139,794	—	(139,794)	—	—
Equity forward contract	—	(15,000)	—	—	—	(15,000)
Stock awards/issuance, net of amortization/forfeitures	269	36,462	(643)	(22,564)	—	13,524
Debt exchanged/repurchased/converted	3,221	(191,204)	—	—	—	(187,983)
Reclassification of convertible debt from mezzanine (Note 11)	—	179,396	—	—	—	179,396
Net income	—	—	144,527	—	—	144,527
Other comprehensive (loss), net of tax	—	—	—	—	(284)	(284)
Balance at December 31, 2014	$138,426	$2,210,526	$1,757,386	$(1,514,792)	$(2,825)	$2,588,721

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business
Omnicare, Inc. (“Omnicare” or the “Company”) is a leading healthcare services company that specializes in the management of complex pharmaceutical care. The Company operates two primary businesses, Long-Term Care Group (“LTC”) and Specialty Care Group (“SCG”), each serving different customer populations but sharing a common objective: advancing health outcomes at the lowest possible cost. Through LTC, Omnicare is the nation’s largest provider of pharmaceuticals and related pharmacy and ancillary services to long-term care facilities as well as chronic care facilities and other settings. Through SCG, Omnicare provides specialty pharmacy and commercialization services for the biopharmaceutical industry. Omnicare leverages its specialized clinical capabilities and innovative technology solutions across both businesses as key components of the value Omnicare believes it provides to its customers. Additional information about the Company’s reportable segments is presented at “Note 19 - Segment Information”.

In 2013, the Company’s end-of-life hospice pharmacy business (“Hospice”) as well as certain retail operations (“Retail”) qualified for discontinued operations treatment. Each of these businesses was disposed of in 2014. The results of operations for all periods presented reflect the results of these businesses, including related expenses, as discontinued operations. See “Note 3 - Discontinued Operations”.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Omnicare consolidates entities in which the Company is the primary beneficiary in accordance with guidance regarding the consolidation of variable interest entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and stockholders’ equity at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and amounts reported in the accompanying notes to consolidated financial statements. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts and contractual allowance reserve; the net carrying value of inventories; acquisition-related accounting, including goodwill and other indefinite-lived intangible assets, and the related impairment assessments; accruals pursuant to the Company’s restructuring initiatives; stock-based compensation; various other operating allowances and accruals (including employee health, workers’ compensation, property and casualty insurance accruals and related assumptions); fair value determinations; accruals related to pending litigation; and current and deferred tax assets, liabilities and provisions. Actual results could differ from those estimates depending upon the resolution of certain risks and uncertainties.

Potential risks and uncertainties, many of which are beyond the control of Omnicare, include, but are not necessarily limited to, such factors as overall economic, financial and business conditions; delays and reductions in reimbursement by the government and other payors to Omnicare or its customers; the overall financial condition of Omnicare’s customers; the effect of new government regulations, executive orders and legislative initiatives, including those relating to reimbursement and drug pricing policies, and changes in the interpretation and application of such policies; efforts by payors to control costs; the outcome of pending and future legal and contractual disputes and litigation; the outcome of audit, compliance, administrative or investigatory reviews, including governmental and regulatory inquiries; other contingent liabilities; the ability to identify, finance and consummate acquisitions on favorable terms and the successful integration of acquired companies; the ability to successfully complete planned divestitures; changes in international economic and political conditions; changes in interest rates; changes in the valuation of the Company’s financial instruments, including its interest rate swap agreements and other derivative instruments; changes in tax laws and regulations; access to capital and financing; the demand for Omnicare’s products and services; pricing and other competitive factors in the industry; changes in insurance claims experience and related assumptions; the outcome of the Company’s annual goodwill and other identifiable intangible assets impairment assessments; variations in costs or expenses; and changes in accounting rules and standards.

Reclassifications
Certain reclassifications of prior-year amounts have been made to conform with the current-year presentation, none of which were considered material to the Company’s financial statements taken as a whole.

Translation of Foreign Financial Statements
For the year ended December 31, 2012, assets and liabilities of the Company’s foreign operations were translated at the year-end rate of exchange, and the results of operations for the Company’s foreign operations were translated at average rates of exchange. Gains or losses from translating foreign currency financial statements were accumulated in a separate component of stockholders’ equity. Following the disposition of the Company’s Canadian pharmacy in the third quarter of 2012, the Company had no foreign operations and, as a result, no foreign currency translation was necessary as of and for the years ended December 31, 2014 and 2013.

Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

Omnicare maintains amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. Management periodically evaluates the credit-worthiness of these institutions, and the Company has not experienced any losses on such deposits.

The Company also has restricted cash, which primarily represents cash transferred to separate irrevocable trusts for settlement of employee health and severance costs, and cash collected on behalf of third parties. Restricted cash is immaterial to the Company’s financial position overall and is recorded in “Other current assets” on the Consolidated Balance Sheets.

Fair Value of Financial Instruments
The Company applies the authoritative guidance for fair value measurements, which defines a hierarchy of inputs used in fair value measurements. “Level 1” measurements use quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant observable inputs. “Level 3” measurements use significant unobservable inputs that require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available. See “Note 8 - Fair Value”.

Revenue Recognition
In general, Omnicare recognizes revenue when products are delivered or services are rendered or provided to the customer, prices are fixed and determinable and collection is reasonably assured.

A significant portion of the Company’s revenues from sales of pharmaceutical and medical products have been reimbursed by the federal Medicare Part D program and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain sales and receivable balances at the revenue recognition date, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount expected to be ultimately received from these payors. Since billing functions for a portion of the Company’s revenue systems are largely computerized, enabling on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, our exposure in connection with estimating contractual allowance adjustments is limited primarily to unbilled and initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company’s revenue systems, the contractual allowance is estimated for all billed, unbilled and initially rejected Medicare, Medicaid and third-party claims. The Company evaluates several criteria in developing the estimated contractual allowances on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments was not significant to the Company’s results of operations for any of the periods presented.

Patient co-payments associated with certain state Medicaid programs, Medicare Part B, Medicare Part D and certain third-party payors are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures and subject to the Company’s normal accounts receivable collections procedures.

Under certain circumstances, the Company accepts returns of medications and issues a credit memo to the applicable payor. The Company estimates and accrues for sales returns based on historical return experience, giving consideration to the Company’s return policies. Product returns are processed in the period received, and are not significant compared to our total sales and gross profit.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of interest-bearing cash and cash equivalents, and accounts receivable.

At any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality, short-term money market funds or U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding such deposits or that issued such cash equivalents to the extent of the cash and cash equivalents recorded in the Consolidated Balance Sheets.

The Company generally does not require collateral from its customers in connection with the extension of credit in the form of accounts receivable balances. The Company establishes allowances for doubtful accounts based on various factors, including historical credit losses and specifically identified credit risks. Management regularly reviews the allowances for doubtful accounts for appropriateness. For the years ended December 31, 2014, 2013 and 2012, no single customer accounted for 10% or more of the Company’s revenues.

In 2014, approximately 65% of Omnicare’s pharmacy services billings were directly reimbursed by government-sponsored programs, including federal Medicare Part D, Medicare Part B and, to a lesser extent, state Medicaid programs. The remainder of Omnicare’s billings were paid or reimbursed by individual residents or their responsible parties (private pay), facilities and other third-party payors, including private insurers. A portion of these revenues also are indirectly dependent on government programs. The table below represents the Company’s approximate payor mix (as a % of annual sales) for each of the years ended:

	December 31,
	2014	2013	2012
Private pay, third-party and facilities (a)	34%	36%	36%
Federal Medicare program (Part D & Part B)	58%	55%	52%
State Medicaid programs	7%	7%	8%
Other sources	1%	2%	4%
Totals	100%	100%	100%
(a) Includes payments from skilled nursing facilities on behalf of their federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

Accounts Receivable
The following table is an aging of the Company’s December 31, 2014 and 2013 gross accounts receivable (net of allowances for contractual adjustments, and prior to allowances for doubtful accounts), aged based on payment terms and categorized based on the three primary types of payors (in thousands):

December 31, 2014	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid
and third-party payors	$184,492	$28,818	$213,310
Facility payors	297,308	99,036	396,344
Private pay payors	69,693	101,289	170,982
Total gross accounts receivable	$551,493	$229,143	$780,636
December 31, 2013
Medicare (Part D and Part B), Medicaid
and third-party payors	$195,544	$67,791	$263,335
Facility payors	328,444	146,751	475,195
Private pay payors	75,655	84,101	159,756
Total gross accounts receivable	$599,643	$298,643	$898,286

Notes Receivable
The Company periodically enters into notes receivable with its customers. These notes receivable and the related allowance for losses are recorded in “Other current assets” and “Other noncurrent assets” on the Consolidated Balance Sheets. The Company assesses and monitors credit risk associated with notes receivable through periodic reviews of the customer’s net worth, payment history, long-term debt ratings and other information available from recognized credit rating services. The receivables are periodically assessed for significant changes in credit ratings or other information indicating an increase in exposure to credit risk. Losses on notes receivable have historically not been material to the consolidated financial position of the Company.

As of December 31, 2014 and 2013, gross notes receivable were approximately $81 million and $79 million, respectively, of which approximately $52 million were included in “Other current assets” on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the allowance for credit losses on the notes receivable was approximately $13 million, which was included in “Other current assets” on the Consolidated Balance Sheets.
Interest income on the notes receivable is recognized on an accrual basis when earned. Interest income was $3 million, $4 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Inventories
Inventories consist primarily of purchased pharmaceuticals and medical supplies held for sale to customers and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Physical inventories are typically performed on a monthly basis at pharmacy sites and, in all cases, no less than once a quarter. Cost of goods sold is recorded based on the actual results of the physical inventory.

The Company receives discounts, rebates and other price concessions (“Discounts”) relating to purchases from its suppliers and vendors. The Company recognizes the related receivables associated with the Discounts by reducing cost of goods sold and inventories. The Company records its estimates of Discounts earned during a period on the accrual basis of accounting, giving proper consideration to whether those Discounts have been earned based on the terms of applicable arrangements and to the levels of inventories remaining on-hand. Receivables related to Discounts are regularly adjusted based on the best available information, and are adjusted to actual amounts as cash is received and the applicable arrangements are settled. Estimates of Discounts have not historically differed materially from actual results.

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

Leases
Rental payments under operating leases are expensed. Leases that substantially transfer all of the benefits and risks of ownership of property to Omnicare or otherwise meet the criteria for capitalization are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis described above.

Valuation of Long-Lived Assets
Long-lived assets such as property and equipment, software (acquired and internally developed) and investments are reviewed for impairment when events or changes in circumstances indicate that the book carrying amount of the assets may not be recoverable. An impairment charge is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its book carrying amount. In addition, an impairment is realized if an asset is abandoned. See “Impairment Charges” below.

Goodwill, Intangibles and Other Assets
Intangible assets are comprised primarily of goodwill, customer relationship assets, noncompete agreements, technology assets, and trademarks and trade names, all originating from business combinations accounted for as purchase transactions. The Company has adopted guidance regarding the testing for goodwill impairment that permits the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company would perform the two-step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Intangible assets are amortized over their useful lives. See “Note 7 - Goodwill and Other Intangible Assets”.

Debt issuance costs are included in “Other noncurrent assets” on the Consolidated Balance Sheets and are amortized over the life of the related debt, or to the put and initial redemption date of December 15, 2015 in the case of the 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) and to the put date of January 15, 2021 in the case of the 3.25% Convertible Senior Exchange Debentures due 2035 (the “Exchange 2035 Debentures”).

Insurance Accruals
The Company is self-insured for certain employee health, property and casualty, worker’s compensation, medical professional liability and automobile liability insurance claims. Claims are paid as they are submitted to the respective plan administrators. The Company records monthly expense for the self-insurance plans in its financial statements for incurred claims, using historical claims experience and input from third-party insurance professionals to determine the appropriate accrual level. The accrual reflects claims that have been incurred but not yet paid or reported to the plan administrator. The Company establishes the accruals based on historical claim lag periods, current payment trends for similar insurance claims and input from third-party insurance and valuation professionals. The discount rate utilized in the computation of the property and casualty accrual balance at December 31, 2014 and 2013, was 1.61% and 1.79%, respectively.

Stock-Based Compensation
The Company records compensation costs relating to share-based payment transactions in its financial statements under a fair value recognition model. Under this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award (usually the vesting period).

Delivery Expenses
Omnicare incurred expenses totaling approximately $168 million, $164 million and $160 million for the years ended December 31, 2014, 2013 and 2012, respectively, to deliver products sold to its customers. Delivery expenses are included in “Selling, general and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss).

Income Taxes
The Company accounts for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.

Future tax benefits are recognized to the extent that realization of those benefits are considered to be more likely than not, and a valuation allowance is established for deferred tax assets that do not meet this threshold.

In accordance with guidance regarding the accounting for uncertainty in income taxes, the Company recognizes a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the Company does not recognize the benefit of that position in its financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2014	2013
Unrealized gain (loss) on fair value of investments	(300)	(702)
Pension and postemployment benefits	(2,525)	(1,839)
Total accumulated other comprehensive loss, net	$(2,825)	$(2,541)

The amounts are net of applicable tax benefits, which were inconsequential for the years ended December 31, 2014 and 2013.

Other Charges (Credits)
Other Charges (Credits) consist of the following (in thousands):

	December 31,
	2014	2013	2012
Acquisition and other related costs (1)	$—	$2,300	$1,380
Restructuring and other related charges (2)	566	—	8,956
Disposition of businesses (3)	805	39,245	(1,777)
Separation costs (4)	20,975	6,760	21,000
Loss on sale of plane and termination of plane lease (5)	—	—	1,062
Debt redemption loss and costs (6)	56,696	51,497	35,092
Impairment charges (7)	60,211	—	—
Total - other charges, net	$139,253	$99,802	$65,713

(1)	See “Note 4 - Acquisitions”.

(2)	See “Note 17 - Restructuring and Other Related Charges”.

(3)	See “Disposition of Businesses” below.

(4)	See “Note 13 - Separation Costs”.

(5)	The Company sold its corporate aircraft in 2012 for a $1 million loss. The year ended December 31, 2012 includes charges relating to the sale of the Company’s aircraft.

(6)	See “Note 11 - Debt”.

(7)	See “Impairment Charges” below.

Disposition of Businesses
In 2013, the Company completed the disposition of certain assets, primarily in its medical supply services business, which were not considered significant, individually or in the aggregate, to the operations of Omnicare. The Company recorded a charge on the disposition of these businesses of $39 million ($28 million after-tax) for the year ended December 31, 2013. These charges are reflected in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

In 2012, the Company completed the disposition of its Canadian pharmacy and its pharmacy operational software business, which were not considered, individually or in the aggregate, significant to the operations of Omnicare. The Company recorded a gain on the disposition of these businesses of $2 million, which is reflected in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

Impairment Charges
In the fourth quarter of 2014, management completed an assessment of its ongoing project to replace its pharmacy dispensing systems. As a result of the assessment, management decided to abandon the project due to significant costs required to complete the implementation. In connection with this decision, the Company recorded an asset impairment charge of approximately $60 million in the fourth quarter of 2014, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss). The impairment charge consists of purchased software that will not be used in the future and consulting costs associated with the design and implementation which were previously recorded as property plant and equipment.

Capped Call
In April 2012, the Company entered into capped call transactions with a counterparty, paying $48 million for the purchase of the capped calls, which was recorded as additional paid-in capital. The capped calls were intended to reduce potential economic dilution upon conversion of the Company’s 3.75% Convertible Senior Subordinated Notes due 2042 (the “2042 Notes”). The capped calls were scheduled to settle in four annual tranches through March 2016, one of which settled in the first quarter of 2014. The adjusted strike price for the capped calls ranged from $40.96 to $41.05 and the adjusted cap price for the tranche settled in the first quarter of 2014 ranged from $56.75 to $56.88; the strike and cap prices adjust for the Company’s dividend payments. The Company received approximately 0.6 million net shares upon settlement with a value of approximately $38 million. Additionally, in the fourth quarter of 2014, in connection with the conversion of all of the 2042 Notes then outstanding, the Company agreed with the capped call counterparty to early settlement of the remaining two tranches, receiving approximately 1.5 million net shares upon settlement with a value of approximately $102 million. The total number of shares received by the Company in 2014 in connection with the settlement of the capped calls was 2.1 million shares with a value of approximately $140 million.

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”) which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual or interim reporting periods beginning on or after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

Note 2 - Common Stock Repurchase Program

The following chart summarizes the Company’s stock repurchase programs as approved by the Board of Directors in effect for the periods ended December 31, 2012 through December 31, 2014 (in thousands):

Date Approved	Amount Approved	Term Date	Remaining Repurchase Authority
May 3, 2010	$200,000	May 3, 2012	$—
May 26, 2011	$100,000	December 31, 2012	$—
February 21, 2012	$200,000	February 28, 2014	$—
September 12, 2012	$350,000	December 31, 2014	$—
December 4, 2013	$500,000	December 31, 2015	$264,613

In 2014, 2013 and 2012, the Company repurchased approximately 3.5 million shares of its common stock for $235 million, approximately 4.8 million shares of its common stock for $221 million, and approximately 10 million shares of its common stock for $389 million, respectively. Through December 31, 2014, the Company has repurchased approximately 27.5 million shares under its share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $265 million of additional shares of common stock.
As part of its share repurchase programs, the Company entered into accelerated share repurchase agreements (“ASRs”) with third-party financial institutions in 2014, 2013 and 2012. In December 2014, following the conversion of all of the 2042 Notes then outstanding, the Company entered into two ASRs. Under the first ASR, the Company paid $75 million and received approximately 0.8 million shares of its common stock valued at $60 million in December 2014. The $15 million balance was recorded as an equity forward contract, included in paid-in capital at December 31, 2014, and settled in January 2015 with approximately 0.2 million additional shares of common stock. Under the second ASR, the Company paid $100 million and received approximately 1.1 million shares valued at $80 million in January 2015. The $20 million balance is expected to settle during the first quarter of 2015.
In May 2013, under an ASR, the Company paid $100 million and received approximately 1.3 million shares of its common stock valued at $60 million. The $40 million balance was settled in the third quarter of 2013 with approximately 0.4 million additional shares of common stock and $19 million in cash.
In November 2012, under an ASR, the Company paid $250 million and received approximately 5.8 million shares of its common stock valued at $200 million. The $50 million balance was recorded as an equity forward contract, included in paid-in capital at December 31, 2012, and settled in the second quarter of 2013 with approximately 0.6 million additional shares of common stock.
Note 3 - Discontinued Operations

Hospice
In 2013, Hospice qualified for discontinued operations treatment. In the fourth quarter of 2013, the Company recorded an impairment loss of $140 million to reduce the carrying value of Hospice to fair value. The impairment charge was comprised of $133 million of goodwill impairment and $7 million of impairment taken against the Hospice business trademark. Additionally, in 2014, the Company recorded an impairment loss, which was nondeductible for tax purposes, of $40 million to reduce the carrying value of Hospice to fair value based on the final terms of the divestiture. In the third quarter of 2014, the Company finalized the sale of Hospice for net proceeds of approximately $65 million and recorded an after-tax loss of $8 million.

Retail
In 2013, Retail qualified for discontinued operations treatment. In the fourth quarter of 2013, the Company recorded an impairment loss of $5 million to reduce the carrying value of Retail to fair value less cost to sell based on the estimated terms of the divestiture. In 2014, the Company finalized the sale of Retail for net proceeds of approximately $6 million.

The results of operations for all periods presented have been revised to reflect the results of Hospice and Retail, including the impairment losses, as well as certain expenses of the Company related to the divestitures as discontinued operations.
Selected financial information related to the discontinued operations follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net Sales
Hospice	$123,136	$210,041	$223,135
Retail	10,635	53,759	58,789
Net sales - total discontinued	133,771	263,800	281,924

Income (loss) from operations, pretax
Hospice	3,167	25,120	36,787
Retail	(1,539)	(1,792)	56
Income from operations - total discontinued, pretax	1,628	23,328	36,843

Income tax (benefit) expense
Hospice	2,457	10,136	13,889
Retail	(948)	(627)	23
Income tax expense - total discontinued	1,509	9,509	13,912

Income (loss) from operations
Hospice	710	14,984	22,898
Retail	(591)	(1,165)	33
Income from operations - total discontinued, aftertax	119	13,819	22,931

Impairment loss
Hospice	(39,804)	(139,783)	—
Retail	—	(4,956)	—
Impairment loss on discontinued operations - total	(39,804)	(144,739)	—

Income tax (expense) benefit of impairment loss
Hospice	—	2,596	—
Retail	—	—	—
Income tax benefit of impairment loss	—	2,596	—
Income (loss) from discontinued operations
Hospice	(39,094)	(122,203)	22,898
Retail	(591)	(6,121)	33
Income (loss) from discontinued operations - total	(39,685)	(128,324)	22,931

Note 4 - Acquisitions

Historically, the Company’s business model involved acquiring providers of pharmaceutical products and related pharmacy services to long-term care facilities and their residents as well as patients in other care settings. The Company’s strategy has included the acquisition of freestanding institutional pharmacy businesses as well as other assets, generally insignificant in size, which have been combined with existing pharmacy operations to augment internal growth. From time-to-time, the Company may acquire other businesses which complement the Company’s core businesses.

In the years ended December 31, 2013 and 2012, the Company incurred acquisition and other related costs of approximately, $2 million and $1 million, respectively, which were primarily related to professional fees and acquisition related restructuring costs for acquisitions, offset in part by a reduction of the Company’s original estimate of contingent consideration payable for certain acquisitions. No such costs were incurred in the year ended December 31, 2014.

During each of the years ended December 31, 2014 and 2012, the Company completed one acquisition, both of which were in the LTC segment and were not significant to the Company. No acquisitions were completed in 2013. Acquisitions of businesses required cash payments of approximately $2 million, $4 million and $35 million (including amounts payable pursuant to acquisition agreements relating to prior-period acquisitions) in 2014, 2013 and 2012, respectively. The aggregate impact of these acquisitions on the Company’s overall goodwill balance has been reflected in “Note 7 - Goodwill and Other Intangible Assets”. The net assets and operating results of acquisitions have been included in the Company’s consolidated financial statements from their respective dates of acquisition.

Note 5 - Cash and Cash Equivalents

A summary of cash and cash equivalents follows (in thousands):

	December 31,
	2014	2013
Cash	$153,749	$355,951
Money market funds	50	50
	$153,799	$356,001

See “Note 1 - Description of Business and Summary of Significant Accounting Policies” and “Note 8 - Fair Value”.

Note 6 - Properties and Equipment

A summary of properties and equipment follows (in thousands):

	December 31,
	2014	2013
Land	$4,786	$4,377
Buildings and building improvements	29,089	16,044
Computer equipment and software	223,744	284,173
Machinery and equipment	167,174	153,368
Furniture, fixtures and leasehold improvements	175,644	111,529
	600,437	569,491
Accumulated depreciation	(332,684)	(263,603)
	$267,753	$305,888

Note 7 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	LTC	SCG	Total
Goodwill balance as of January 1, 2013	$3,570,866	$490,437	$4,061,303
Disposition of businesses	(4,145)	—	(4,145)
Other	298	—	298
Goodwill balance as of December 31, 2013	3,567,019	490,437	4,057,456
Goodwill acquired in the year ended December 31, 2014	1,123	—	1,123
Disposition of businesses	(41)	—	(41)
Other	3,268	—	3,268
Goodwill balance as of December 31, 2014	$3,571,369	$490,437	$4,061,806

For the year ended December 31, 2014, “other” includes adjustments related to the final terms of the Retail divestiture. See “Note 3 - Discontinued Operations”. For the year ended December 31, 2013, “other” includes the settlement of acquisition matters relating to prior-year acquisitions.

In connection with the Company’s goodwill impairment analysis for the years ended December 31, 2014 and 2013, the Company performed step one of the quantitative goodwill impairment test. Using an estimated fair value based on discounted cash flows, which required significant management judgment, as well as a market approach that compared the reporting units’ earnings and revenue multiples to those of comparable public companies for the Company’s continuing operations, the estimated fair value of the Company’s reporting units was greater than the carrying value, indicating that goodwill was not impaired.

The table below presents the Company’s other identifiable intangible assets, all of which are subject to amortization, except trademark and trade names as described below (in thousands):

				December 31, 2014
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	6	—	15	$318,464	$(239,486)	$78,978
Trademarks and trade names			(a)	13,972	(1,944)	12,028
Non-compete agreements	2	—	15	23,402	(15,757)	7,645
Other	4	—	4	387	(96)	291
Total				$356,225	$(257,283)	$98,942

				December 31, 2013
	Original Amortization Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship assets	6	—	15	$318,281	$(211,191)	$107,090
Trademarks and trade names			(a)	13,972	(1,496)	12,476
Non-compete agreements	2	—	15	24,991	(14,970)	10,021
Other	4	—	4	$387	$—	$387
Total				$357,631	$(227,657)	$129,974

(a)Certain of Omnicare’s trademarks and trade names are amortized over their useful lives ranging up to five years.
The remainder have indefinite useful lives as further discussed below. The value of intangible assets with indefinite lives is $12 million as of December 31, 2014 and 2013.

Amortization expense related to identifiable intangible assets was $31 million, $33 million and $39 million for the years ended December 31, 2014, 2013 and 2012, respectively. Omnicare’s trademarks and trade names primarily constitute identifiable intangible assets with indefinite useful lives. Accordingly, these trademarks and trade names are not amortized, but are reviewed annually for impairment. The Company performed an annual assessment for the years ended December 31, 2014 and 2013 and concluded that these assets had not been impaired. The fair value of these trademarks and trade names at December 31, 2014 and 2013 was determined using projected revenue and cash flows developed by the Company (Level 3 inputs).

Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2014 for the next five fiscal years is as follows (in thousands):

Year ended	Amortization
December 31,	Expense
2015	$30,245
2016	19,974
2017	11,911
2018	9,308
2019	6,491

Note 8 - Fair Value

The Company’s financial instruments measured at fair value were as follows (in thousands):

		Based on
Assets and (Liabilities) Measured at Fair Value on a Recurring Basis:	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2013
Derivatives (1)	$—	$—	$—	$—
Bond Portfolio (2)	25,140	—	25,140	—
7.75% interest rate swap agreement - fair value hedge (3)	18,671	—	18,671	—
Total	$43,811	$—	$43,811	$—

See the further discussion of Omnicare’s application of the authoritative guidance for fair value measurements, including clarification of Levels 1, 2 and 3, under “Fair Value of Financial Instruments” in “Note 1 - Description of Business and Summary of Significant Accounting Policies”.

(1)
Embedded in certain series of the Company’s convertible debt securities are derivative instruments - contingent interest provisions, interest reset provisions and contingent conversion parity provisions. The embedded derivatives are valued periodically using Level 3 inputs, and at December 31, 2014 and 2013, the values of the derivatives embedded in the convertible debt securities were not material. See “Note 11 - Debt”.

(2)
The bond portfolio is included in “Other current assets” on the Consolidated Balance Sheets and represents investments in a portfolio of high quality corporate bonds and U.S. Treasury bonds that is managed by a third party. The fair value is based on quoted market prices of the individual bonds that make up the portfolio. In the fourth quarter of 2014, the Company liquidated the bond portfolio for cash proceeds of $25 million.

(3)
The fair value of the Company’s interest rate swap agreements is valued using market inputs with mid-market pricing as a practical expedient for the bid/ask spread. As such, the fair value of the swap agreements is categorized within Level 2. In 2014, in connection with the Company’s redemption of all of the related 7.75% Senior Subordinated Notes due 2020 (the “2020 Notes”), the Company terminated the interest rate swap agreements. See “Note 11 - Debt”.

The net carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates their fair value at period end. At period end, the fair value of Omnicare’s variable rate debt facilities approximates the carrying value, as the effective interest rates fluctuate with changes in market rates (Level 2 inputs). The fair value of the Company’s fixed-rate debt securities is based on quoted market prices and, while recorded on the Consolidated Balance Sheets at carrying value and thus excluded from the table above, are included in “Note 11 - Debt”.

Note 9 - Offsetting Assets and Liabilities
The Company entered into interest rate swap agreements with multiple counterparties with respect to its 2020 Notes. The following table presents the effect of offsetting these interest rate swap agreements on the Company’s recognized assets and liabilities as of December 31, 2013:

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

In the fourth quarter of 2014, in connection with the redemption of all of its 2020 Notes then outstanding, the Company terminated the outstanding interest rate swap agreements. See “Note 11 - Debt”.

Note 10 - Leasing Arrangements

The Company has operating leases that cover certain facilities and equipment. In most cases, the Company expects that these leases will be renewed, or replaced by other operating leases, in the normal course of business. The Company’s operating leases do not contain any significant contingent rental payments. Omnicare, Inc. routinely guarantees many of the lease obligations of its subsidiaries in the normal course of business.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014 (in thousands):

Year ended
December 31,
2015	$22,961
2016	20,874
2017	18,594
2018	14,914
2019	10,277
Later years	21,711
Total minimum payments required	$109,331

As of December 31, 2014, aggregate minimum rental payments scheduled to be received in the future under non-cancelable subleases, which would partially reduce the total minimum payments required as presented above, are not significant.

Total rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $45 million, $48 million and $54 million, respectively.

Note 11 - Debt

The following table summarizes the Company’s debt (in thousands):

	December 31,
	2014	2013
Revolving loans	$—	$—
Senior term loan, due 2017	—	398,438
Senior term loan, due 2019	395,000	—
7.75% senior subordinated notes, due 2020	—	400,000
4.75% senior notes, due 2022	400,000	—
5.00% senior notes, due 2024	300,000	—
3.75% convertible senior subordinated notes, due 2025	79,972	132,408
3.75% convertible senior subordinated notes, due 2042	—	390,000
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
4.00% junior subordinated convertible debentures, due 2033	306,683	307,153
3.25% convertible senior debentures, due 2035	186,033	427,500
3.25% convertible senior exchange debentures, due 2035	241,467	—
Capitalized lease and other debt obligations	13,083	20,685
Subtotal	2,346,488	2,500,434
Add interest rate swap agreements	—	18,671
(Subtract) unamortized debt discount	(382,212)	(573,082)
(Subtract) current portion of debt	(446,717)	(527,204)
Total long-term debt, net	$1,517,559	$1,418,819

The following is a schedule of the Company’s required debt payments, excluding any unamortized debt discount, due during each of the next five years and thereafter, as of December 31, 2014 (in thousands):

Year ended
December 31,
2015 (1)	$598,423
2016	24,680
2017	22,470
2018	20,198
2019	315,000
Later years	1,365,717
Total debt payments	$2,346,488

(1)
As of December 31, 2014, approximately $387 million in aggregate principal amount of Convertible Notes was convertible, including the 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) and the 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”). Additionally, holders of approximately $186 million aggregate principle amount of 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require the Company to repurchase their Initial 2035 Debentures on December 15, 2015. As a result, the 2025 Notes, the 2033 Debentures and the Initial 2035 Debentures are classified as current debt as of December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, total cash interest payments, excluding any make-whole or premium payments in connection with redemptions or repayments, were $90 million, $88 million and $91 million, respectively. As of December 31, 2014, the Company had approximately $14 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

Senior Credit Agreement

Revolving Loans and Term Loans
During the fourth quarter of 2014, the Company amended and extended its existing senior unsecured credit agreement (the “Credit Facility” and as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of a $300 million five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $400 million, five-year senior unsecured term loan facility (the “Term Loan”). The 2014 amendment, among other things, (i) extended the maturity date to November 13, 2019, (ii) reduced pricing, (iii) increased the Term Loan borrowings from $383 million to $400 million and (iv) changed certain restrictive and financial covenants. Under the Amended Credit Facility, $20 million of the principal amount of the term loan will be repaid each year, with the balance due at maturity. The Amended Credit Facility is guaranteed by substantially all of the Company’s subsidiaries. The interest rate applicable to the Amended Credit Facility is, at the Company’s option, a floating base rate plus an applicable margin or the London interbank offered rate (“LIBOR”) plus an applicable margin. Initially, the applicable margins were set to 0.75% with respect to the floating base rate loans and 1.75% with respect to the LIBOR loans. The applicable margins for the Amended Credit Facility may increase or decrease based on the Company’s consolidated total leverage ratio as specified in the Amended Credit Facility. The interest rate on the Term Loan was 1.96% at December 31, 2014.

In connection with the 2014 amendment, the Company recorded $4 million in deferred debt issuance costs, of which an immaterial amount was amortized to interest expense in the year ended December 31, 2014. In connection with the 2014 amendment, the Company wrote off approximately $1 million of deferred debt issuance costs, which was recorded in interest expense in the fourth quarter of 2014. Approximately $1 million, $1 million and $0.3 million of these deferred debt issuance costs were amortized to interest expense in the years ended December 31, 2014, 2013 and 2012, respectively.

The Amended Credit Facility contains financial covenants requiring maintenance of certain interest coverage and leverage ratios, and customary affirmative and negative covenants, including, without limitation, a restriction on the payment of dividends.

At December 31, 2014, there were no outstanding borrowings under the Revolving Credit Facility and $395 million outstanding under the Term Loan.

In 2012, in connection with the termination of its prior Credit Agreement, the Company wrote off approximately $8 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of 2012.

7.75% Senior Subordinated Notes due 2020
In the fourth quarter of 2014, the Company redeemed all $400 million aggregate principal amount of its 2020 Notes then outstanding for an aggregate redemption price of $429 million. The Company recognized a net loss on the transaction of approximately $29 million in the fourth quarter of 2014, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss). In connection with the redemption, the Company wrote off the remaining deferred debt issuance costs of $5 million, which was recorded in interest expense in the fourth quarter of 2014.

In the third quarter of 2013, Omnicare entered into separate, privately negotiated purchase agreements to repurchase approximately $150 million in aggregate principal amount of its 2020 Notes. The Company recognized a net loss on the repurchase transactions of approximately $19 million in the third quarter of 2013 which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss). In connection with the 2013 repurchase, the Company wrote off $2 million of deferred debt issuance costs, which was recorded in interest expense in the third quarter of 2013.

In connection with the issuance of the 2020 Notes, the Company deferred approximately $13 million in debt issuance costs, of which approximately $1 million was amortized to expense in each of the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with the initial issuance of 2020 Notes, the Company entered into an interest rate swap agreement (the “Initial Swap Agreement”) and in connection with a subsequent issuance of 2020 Notes, the Company entered into two interest rate swap agreements (the “Additional Swap Agreements” and, together with the Initial Swap Agreement, the “7.75% Swap Agreements”), which were designed to effectively lower the Company’s interest expense, but subjected the Company to variable interest rate risk. Under the Initial Swap Agreement, the Company received interest at a fixed rate of 7.75% and paid interest at a floating rate based on six-month LIBOR, plus a spread of 3.87%. Under the Additional Swap Agreements, the Company received interest at a fixed rate of 7.75% and paid interest at a floating rate based on six-month LIBOR, plus a weighted average spread of 5.32%. The floating rates for the 7.75% Swap Agreements were determined semi-annually, in arrears, two London banking days prior to December 1 and June 1. The Company recorded interest expense on the 2020 Notes at the floating rates.

In connection with the repurchase of a portion of the 2020 Notes in 2013, the Company terminated the Additional Swap Agreements. Upon termination, the Company recognized a $5 million loss, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss) in the third quarter of 2013. In connection with the 2014 redemption of the balance of the 2020 Notes remaining outstanding, the Company terminated the Initial Swap Agreement. Upon termination, the Company recognized an $18 million gain, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss) in the fourth quarter of 2014.

The 7.75% Swap Agreements, which matched the terms of the 2020 Notes, were designated and accounted for as fair value hedges. Accordingly, changes in the fair value of the 7.75% Swap Agreements were offset by changes in the recorded carrying value of the related 2020 Notes. The fair value of the 7.75% Swap Agreements, which was approximately $19 million at December 31, 2013, was recorded in “Other noncurrent assets” on the Consolidated Balance Sheets and was an adjustment to the book carrying value of the related 2020 Notes.

4.75% Senior Notes due 2022
As of December 31, 2014, $400 million aggregate principal amount of the Company’s 4.75% Senior Notes due 2022 (the “2022 Notes”) was outstanding. On November 21, 2014, the Company issued $400 million aggregate principal amount of the 2022 Notes. The Company pays interest on the 2022 Notes semi-annually at a rate of 4.75% per year on June 1 and December 1, and the 2022 notes will mature on December 1, 2022. The 2022 Notes are guaranteed on an unsecured senior basis by substantially all of the Company’s subsidiaries.

Prior to September 1, 2022, the Company may redeem some or all of the 2022 Notes at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal of and interest on the 2022 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. On or after such date, the Company may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2022 Notes may require the Company to repurchase all or a portion of their 2022 Notes upon a “change of control triggering event” (as defined in the applicable indenture) at a price equal to 101% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2022 Notes contain certain limitations on the Company’s ability to incur liens, enter into sale-leaseback transactions and merge with other entities or sell substantially all of its assets.

In connection with the issuance of the 2022 Notes, the Company deferred approximately $6 million in debt issuance costs, of which an immaterial amount was amortized to expense in the year ended December 31, 2014.

5.00% Senior Notes due 2024
As of December 31, 2014, $300 million aggregate principal amount of the Company’s 5.00% Senior Notes due 2024 (the “2024 Notes”) was outstanding. On November 21, 2014, the Company issued $300 million aggregate principal amount of the 2024 Notes. The Company pays interest on the 2024 Notes semi-annually at a rate of 5.00% per year on June 1 and December 1, and the 2024 Notes will mature on December 1, 2024. The Notes are guaranteed on an unsecured senior basis by substantially all of the Company’s subsidiaries.

Prior to September 1, 2024, the Company may redeem some or all of the 2024 Notes at a redemption price equal to the greater of (i) 100% of the principal amount of the 2024 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal of and interest on the 2024 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date. On or after such date, the Company may redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2024 Notes may require the Company to repurchase all or a portion of their 2024 Notes upon a “change of control triggering event” (as defined in the applicable indenture) at a price equal to 101% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. The 2024 Notes contain certain limitations on the Company’s ability to incur liens, enter into sale-leaseback transactions and merge with other entities or sell substantially all of its assets.

In connection with the issuance of the 2024 Notes, the Company deferred approximately $4 million in debt issuance costs, of which an immaterial amount was amortized to expense in the year ended December 31, 2014.

3.75% Convertible Senior Subordinated Notes due 2025
As of December 31, 2014, approximately $80 million aggregate principal amount of the 2025 Notes remained outstanding. The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year. Holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. As of December 31, 2014, the adjusted conversion rate is approximately 37.25 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an adjusted conversion price of approximately $26.84 per share), subject to adjustment in certain circumstances. The 2025 Notes are guaranteed by substantially all of the Company’s subsidiaries.

Under certain circumstances based on the trading price of the Company’s common stock, the Company has the right to redeem the 2025 Notes on or after December 15, 2018, at par plus accrued and unpaid interest. In addition, holders may require the Company to repurchase all or part of their 2025 Notes upon a fundamental change (as defined in the indenture governing the 2025 Notes) at a cash repurchase price equal to the accreted issue price to date plus accrued but unpaid interest.

In the second quarter of 2014, through privately negotiated transactions, Omnicare repurchased approximately $52 million in aggregate principal amount of its outstanding 2025 Notes for approximately $134 million in cash. The Company recognized a loss on the repurchases of approximately $8 million in the second quarter of 2014, which is included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

In August 2013, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired $180 million in aggregate principal amount of its outstanding 2025 Notes in exchange for $424 million in aggregate principal amount of newly issued 3.50% convertible senior subordinated notes due 2044 (the “2044 Notes”). Also in August 2013, the Company entered into separate, privately negotiated purchase agreements to repurchase approximately $5 million in aggregate principal amount of its outstanding 2025 Notes. In connection with these refinancing activities, the Company recognized a net loss of approximately $26 million in the third quarter of 2013, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

In April 2012, Omnicare entered into separate, privately negotiated exchange agreements under which the Company retired $257 million in aggregate principal amount of outstanding 2025 Notes in exchange for $390 million in aggregate principal amount of newly issued 3.75% Convertible Senior Subordinated Notes due 2042 (the “2042 Notes”). The Company recognized a non-cash loss on the exchange of approximately $33 million in the second quarter of 2012, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2014 and 2013, the 2025 Notes were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the 2025 Notes have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheet. Because the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature that had not yet been accreted to its face value.

In connection with the issuance of the 2025 Notes, the Company deferred approximately $9 million in debt issuance costs, of which an immaterial amount was amortized to expense for the years ended December 31, 2014, 2013 and 2012. Additionally, interest expense for the years ended December 31, 2014, 2013 and 2012 includes approximately $1 million, $2 million and $4 million, respectively, of deferred debt issuance costs written off in connection with the Company’s refinancing activities.

3.75% Convertible Senior Subordinated Notes due 2042
In the fourth quarter of 2014, the Company repurchased in private transactions approximately $103 million principal amount of its 2042 Notes for an aggregate purchase price of approximately $177 million and, following the Company’s issuance of a notice of redemption for all of the outstanding 2042 Notes, holders of all $287 million remaining principal amount of 2042 Notes outstanding presented their 2042 Notes for conversion. The Company settled the conversion of the 2042 Notes with an aggregate of approximately $304 million in cash and approximately 2.9 million shares of its common stock. The Company recognized a net loss on the repurchase and conversion transactions of approximately $37 million in the fourth quarter of 2014, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss). Additionally, in connection with the transactions, the Company wrote off the remaining deferred debt issuance costs of $3 million, which was recorded in interest expense in the fourth quarter of 2014.

As of December 31, 2013, the 2042 Notes were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the 2042 Notes were classified as current debt, net of unamortized discount, on the Consolidated Balance Sheet. Because the terms of the 2042 Notes required the principal to be settled in cash, the Company reclassified from equity the portion of the 2042 Notes attributable to the conversion feature that had not yet been accreted to its face value.

In connection with the issuance of the 2042 Notes, the Company deferred approximately $3 million in debt issuance costs, of which an immaterial amount was amortized to expense for the years ended December 31, 2014, 2013 and 2012.

3.50% Convertible Senior Subordinated Notes due 2044
As of December 31, 2014, approximately $424 million aggregate principal amount of the Company’s 2044 Notes remained outstanding. The 2044 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on February 15 and August 15. Commencing with the interest period beginning February 15, 2021 in the case of the downside trigger and the interest period beginning on February 15, 2024 in the case of the upside trigger, the 2044 Notes will also pay contingent interest under certain circumstances based on their then current trading price. Holders may convert their 2044 Notes prior to February 15, 2042, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after February 15, 2042 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of Omnicare common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. As of December 31, 2014, the adjusted conversion rate is approximately 14.29 shares of common stock per $1,000 principal amount of 2044 Notes (equivalent to an initial conversion price of approximately $70 per share). The 2044 Notes are guaranteed by substantially all of the Company’s subsidiaries.

Under certain circumstances based on the trading price of the Company’s common stock, the Company has the right to redeem the 2044 Notes on or before February 15, 2019 at a cash purchase price equal to par plus accrued but unpaid interest. After February 15, 2019, the Company may, at its option, redeem the 2044 Notes by paying the accreted issue price to date plus accrued but unpaid interest. In addition, holders may require the Company to repurchase all or a portion of their 2044 Notes upon a fundamental change (as defined in the indenture governing the 2044 Notes) at a cash repurchase price equal to the accreted issue price to date plus accrued but unpaid interest.

In connection with the issuance of the 2044 Notes, the Company deferred approximately $3 million in debt issuance costs, of which an immaterial amount was amortized to expense for the years ended December 31, 2014 and 2013.

4.00% Junior Subordinated Convertible Debentures due 2033

Series A 4.00% Junior Subordinated Convertible Debentures
As of December 31, 2014, approximately $10 million aggregate liquidation amount of Series A 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series A PIERS”) and underlying Series A 4.00% junior subordinated convertible debentures due 2033 (the “Series A 2033 Debentures”) remained outstanding. The Company issued the Series A 2033 Debentures to Omnicare Capital Trust I (“Trust I”), a wholly-owned finance subsidiary of the Company, in connection with the issuance by Trust I of the Series A PIERS in the second quarter of 2003. Each Series A PIERS represents an undivided beneficial interest in the assets of Trust I, which assets consists solely of a corresponding amount of Series A 2033 Debentures.

The Series A PIERS pay cash distributions quarterly at a rate of 4.00% per annum. Commencing with the quarterly distribution period beginning June 15, 2009, the Series A PIERS will also pay contingent interest under certain circumstances based on their then current trading price. Holders may convert their Series A PIERS on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter or during the five business day period following any ten trading day period in which the average closing sale price for the Series A PIERS was less than 105% (prior to June 15, 2028) of the average of the conversion values for the Series A PIERS (or less than 98% on or after June 15, 2028), or under certain other specified circumstances. As of December 31, 2014, the conversion rate is approximately 1.22 shares of common stock per $50 principal amount of Series A 2033 Debentures (equivalent to a conversion price of approximately $40.82 per share), subject to adjustment in certain circumstances. Omnicare has irrevocably and unconditionally guaranteed, on a subordinated basis, certain payments to be made by Trust I in connection with the Series A PIERS.

Series B 4.00% Junior Subordinated Convertible Debentures due 2033
During the first quarter of 2005, the Company exchanged $334 million aggregate liquidation amount of Series A PIERS of Trust I for an equal amount of Series B 4.00% Trust Preferred Income Equity Redeemable Securities (the “Series B PIERS”) of Omnicare Capital Trust II (“Trust II”). The Series B PIERS have substantially similar terms to the Series A PIERS, except that the Series B PIERS have a net share settlement feature. In connection with the exchange offer, the Company issued $334 million aggregate principal amount of Series B 4.00% junior subordinated convertible debentures due 2033 (the “Series B 2033 Debentures”) to Trust II. Each Series B PIERS represents an undivided beneficial interest in the assets of Trust II, which assets consist solely of a corresponding amount of Series B 2033 Debentures. Omnicare has irrevocably and unconditionally guaranteed, on a subordinated basis, certain payments to be made by Trust II in connection with the Series B PIERS. As of December 31, 2014, approximately $297 million of Series B PIERS and underlying Series B 2033 Debentures remained outstanding.

As a result of the net share settlement feature and by committing to pay cash up to the stated liquidation amount of the Series B PIERS upon conversion, the Company is able to account for the Series B PIERS under the treasury stock method.

In the fourth quarter of 2014, holders presented $0.4 million of the Series B PIERS for conversion. The Company recognized an immaterial non-cash loss on the conversion, which was reflected in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

In the fourth quarter of 2013, holders presented $37 million and $1 million of the Series B PIERS and Series A PIERS, respectively, for conversion. The Company recognized a non-cash loss on the conversion of the Series A PIERS and Series B PIERS of approximately $1 million, which was reflected in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

As of December 31, 2014 and 2013, the Series A PIERS and Series B PIERS were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the underlying Series A 2033 Debentures and Series B 2033 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets. Because the terms of the Series A 2033 Debentures and the Series B 2033 Debentures require the principal to be settled in cash, the Company reclassified from equity the portion of the Series A 2033 Debentures and Series B 2033 Debentures attributable to the conversion feature that had not yet been accreted to its face value.

The Trust PIERS (and underlying 2033 Debentures) have attained the threshold requiring payment of contingent interest in addition to regular cash interest. The contingent interest has accrued or is accruing at the rate of 0.125% of the average trading price of the Trust PIERS for the five trading days ending on the respective dates outlined in the table below:

Accrual Period		Contingent Interest Rate	Trading price period end date	Cash interest paid per $50 stated liquidation amount of Trust PIERS	Payment Date
Start Date	End Date
June 15, 2013	September 14, 2013	0.125%	June 13, 2013	$0.07	September 16, 2013
September 15, 2013	December 14, 2013	0.125%	September 12, 2013	$0.09	December 16, 2013
December 15, 2013	March 14, 2014	0.125%	December 12, 2013	$0.09	March 17, 2014
March 15, 2014	June 14, 2014	0.125%	March 13, 2014	$0.09	June 16, 2014
June 15, 2014	September 14, 2014	0.125%	June 12, 2014	$0.09	September 15, 2014
September 15, 2014	December 14, 2014	0.125%	September 12, 2014	$0.10	December 15, 2014
December 15, 2014	March 14, 2015	0.125%	December 11, 2014	$0.11	March 16, 2015

In connection with the issuance of the Series A 2033 Debentures and the Series B 2033 Debentures, the Company deferred $6 million in debt issuance costs, of which an immaterial amount was amortized to expense for the years ended December 31, 2014, 2013 and 2012. Additionally, interest expense for the year ended December 31, 2013 includes approximately $1 million of deferred debt issuance costs written off in connection with conversion of the Series A 2033 Debentures and Series B 2033 Debentures.

3.25% Convertible Senior Debentures due 2035

Initial 2035 Debentures
As of December 31, 2014, approximately $186 million aggregate principal amount of the Initial 2035 Debentures remained outstanding. In the fourth quarter of 2014, the Company entered into separate, privately negotiated exchange agreements under which it retired approximately $241 million aggregate principal amount outstanding of the Initial 2035 Debentures in exchange for the issuance of approximately $241 million aggregate principal amount of new 3.25% Senior Convertible Exchange Debentures due 2035 (the “Exchange 2035 Debentures”). The terms of the Exchange 2035 Debentures are substantially similar to the terms of the Initial 2035 Debentures except that the Interest Rate Reset Date, the Put Date and the Call Date were extended as described below.

The Initial 2035 Debentures bear interest at a rate of 3.25% per year, subject to an upward adjustment on and after December 15, 2015 (the “Interest Rate Reset Date”) in certain circumstances, up to an annual rate not to exceed 1.99 times 3.25%. The Initial 2035 Debentures also will accrue contingent interest in cash, beginning with the six-month interest period commencing December

15, 2015, during any six-month period in which the trading price of the Initial 2035 Debentures for each of the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Initial 2035 Debentures.

Holders may convert their Initial 2035 Debentures, prior to December 15, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) if the closing sales price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous fiscal quarter or during any five consecutive trading days period if, during the previous five consecutive trading period, the average trading price of the Initial 2035 Debentures for each day was less than 98% of the average of the closing sale price of the Company’s common stock during such five trading day period multiplied by the then current conversion rate. Upon conversion, the Company will pay cash and shares of Omnicare common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable cash averaging settlement period. As of December 31, 2014, the adjusted conversion rate is approximately 12.99 shares of common stock per $1,000 principal amount of Initial 2035 Debentures (equivalent to an adjusted conversion price of approximately $77 per share), subject to adjustment in certain circumstances.

Holders also have the right, on December 15, 2015 (the “Put Date”), to require the Company to repurchase all or a portion of their Initial 2035 Debentures at a cash repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest, if any). The Company has the right, on or after December 15, 2015 (the “Call Date”), to redeem all or a portion of the Initial 2035 Debentures at a cash redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest, if any). Since the Put Date occurs in 2015, the Initial 2035 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets.

In connection with the issuance of the Initial 2035 Debentures, the Company deferred approximately $17 million in debt issuance costs, of which approximately $1 million were amortized to expense for each of the years ended December 31, 2014, 2013 and 2012.

In the second quarter of 2012, the Company purchased $25 million aggregate principal amount of its outstanding Initial 2035 Debentures and recognized a non-cash loss on the debt extinguishment of $2 million, which was recorded in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

Exchange 2035 Debentures
As of December 31, 2014, approximately $241 million aggregate principal amount of the Exchange 2035 Debentures remained outstanding. The Exchange 2035 Debentures have substantially the same terms as the Initial 2035 Debentures except that the Put Date and Interest Rate Reset Date were extended to January 15, 2021 and the Call Date was extended to January 15, 2018.

In connection with the issuance of the Exchange 2035 Debentures, the Company deferred approximately $0.5 million in debt issuance costs, an immaterial amount of which was amortized to expense for the year ended December 31, 2014. Additionally, the Company incurred approximately $3 million in debt issuance costs related to the exchange that were recorded in “Interest expense” on the Consolidated Statements of Comprehensive Income (Loss) in the fourth quarter of 2014.

Embedded in certain series of the Company’s convertible debt securities are derivative instruments - contingent interest provisions, interest reset provisions and contingent conversion parity provisions. The embedded derivatives are valued periodically, and at December 31, 2014 and 2013, the values of the derivatives embedded in the convertible debt securities were not material. The values of the embedded derivatives are subject to change, based on market conditions, which could affect the Company’s future results of operations, financial position or cash flows.

Favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to the 2033 Debentures, Initial 2035 Debentures, Exchange 2035 Debentures, 2025 Notes, 2042 Notes and 2044 Notes. This resulted in an increase in the Company’s deferred tax liabilities during the year ended December 31, 2014, 2013 and 2012 of $33 million, $29 million and $21 million, respectively ($199 million cumulative as of December 31, 2014). The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the related debt securities which would serve to reduce operating cash flows.

Information relating to the Company’s convertible securities at December 31, 2014 is set forth in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$6,913	11.00	8.250%
4.00% junior subordinated convertible debentures, due 2033	$118,348	18.50	8.010%
3.25% convertible senior debentures, due 2035	$233,901	1.00	7.630%
3.25% convertible senior exchange debentures, due 2035	$25,259	6.25	5.240%
3.50% convertible senior subordinated notes, due 2044	$208,200	29.15	7.700%
The fair value of the Company’s fixed-rate debt instruments, excluding the previously disclosed interest rate swap values, is based on quoted market prices (Level 2) and is summarized as follows (in thousands):

Fair Value of Financial Instruments

	December 31, 2014		December 31, 2013
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% senior subordinated notes, due 2020	$—	$—	$400,000	$435,800
4.75% senior notes, due 2022	400,000	408,000	—	—
5.00% senior notes, due 2024	300,000	316,700	—	—
3.75% convertible senior subordinated notes, due 2025
Carrying value	54,148	—	87,310	—
Unamortized debt discount	25,824	—	45,098	—
Principal amount	79,972	211,900	132,408	306,500
4.00% junior subordinated convertible debentures, due 2033
Carrying value	188,550	—	186,136	—
Unamortized debt discount	118,133	—	121,017	—
Principal amount	306,683	550,200	307,153	455,900
3.25% convertible senior debentures, due 2035
Carrying value	178,284	—	393,126	—
Unamortized debt discount	7,749	—	34,374	—
Principal amount	186,033	197,000	427,500	457,400
3.25% convertible senior exchange debentures, due 2035
Carrying value	216,738	—	—	—
Unamortized debt discount	24,729	—	—	—
Principal amount	241,467	279,500	—	—
3.75% convertible senior debentures, due 2042
Carrying value	—	—	225,014	—
Unamortized debt discount	—	—	164,986	—
Principal amount	—	—	390,000	592,800
3.50% convertible senior debentures, due 2044
Carrying value	218,474	—	216,643	—
Unamortized debt discount	205,776	—	207,607	—
Principal amount	424,250	507,000	424,250	428,500

Note 12 - Stock-Based Compensation

Stock-Based Compensation Plans
During 2014, stockholders of the Company approved the 2014 Stock and Incentive Plan (the “2014 Plan”), under which the Company is authorized to grant options, restricted stock, restricted stock units, performance based restricted stock units, and other incentive compensation in an aggregate amount of up to 6 million shares of Company common stock to employees, officers, directors, consultants and advisors of the Company. Beginning May 22, 2014, new grants of stock-based incentive awards are made only from the 2014 Plan.

As of December 31, 2014, the Company also had outstanding options and stock awards under the 2004 Stock and Incentive Plan, which no longer permits new grants.

Under the Company’s stock-based compensation plans, stock options generally vest and become exercisable at varying points in time, ranging up to four years following the grant date, and generally have terms of ten years from the grant date. Stock option awards are granted with an exercise price that is no less than the fair market value of Company stock on the grant date. Omnicare’s normal practice is to issue new shares upon stock option exercise. Certain outstanding stock option and stock awards provide for accelerated vesting upon a change in control, as defined in the applicable plans.

Employee Stock Purchase Plan
In November 1999, the Company’s Board of Directors adopted the Omnicare StockPlus Program, a non-compensatory employee stock purchase plan (the “ESPP”), under which employees and non-employee directors of the Company may contribute up to 6% of eligible compensation (or an amount not to exceed $20,000 for non-employee directors) to purchase shares of the Company’s common stock. For each share of stock purchased, the participant also receives two options to purchase a share of the Company’s common stock. The stock options are subject to a four-year vesting period and are generally subject to forfeiture in the event the related shares purchased are not held by the participant for a minimum of two years. The stock options have a ten-year term from the date of issuance. Amounts contributed to the ESPP are used by the plan administrator to purchase the Company’s stock on the open market or for shares issued by Omnicare.

Restricted Stock and Restricted Stock Units
Stock awards are granted at the discretion of the Compensation Committee of the Company’s Board of Directors. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically three to ten-year periods. As part of their compensation, members of the Board of Directors can elect to receive either a restricted stock award or a restricted stock unit, the latter of which is deferred until their separation from the Board. Vesting of these awards/units mirrors their term of service (currently one year). The fair value of a stock award is equal to the fair market value of an equivalent number of shares of Company common stock on the grant date.

Performance Based Restricted Stock Units
Performance-based restricted stock units awards are granted at the discretion of the Compensation Committee of the Board of Directors. These awards are restricted as to the transfer of ownership and vest based on the Company’s achievement of certain performance targets.

Stock-Based Compensation
To determine the fair value of stock options on the grant date, the Company uses a Black-Scholes pricing model that incorporates the trading price of Omnicare’s common stock as well as assumptions regarding several complex and subjective variables, including the expected volatility of the trading price of Omnicare’s common stock over the expected term of the option, actual and projected stock option exercise behavior, the risk-free interest rate and the stock’s dividend yield on Omnicare’s common stock.

The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is estimated based primarily on historical stock option exercise experience. The expected volatility is based primarily on the historical volatility of the Company’s common stock over a period generally commensurate with the expected term of the stock options. The risk-free interest rate is based on United States Treasury Strip issues with remaining terms similar to the expected term of the stock options. The expected dividend yield is based on the current Omnicare stock dividend yield. The Company is required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods as necessary to reflect any changes in actual forfeiture experience. Omnicare uses historical data to estimate pre-vesting stock option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting period.

The table below represents the assumptions used to value stock options granted during the years ended December 31,:

	2014	2013	2012
Expected volatility	22.3%	27.1%	33.6%
Risk-free interest rate	1.8%	1.4%	0.7%
Expected dividend yield	1.3%	1.2%	1.7%
Expected term of options (in years)	4.58	4.80	5.00
Weighted average fair value per option	$12.47	$12.03	$9.72

Total pretax stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income (Loss) as part of operating expense is approximately $1 million for stock options and $19 million for stock awards for the year ended

December 31, 2014, approximately $1 million for stock options and $18 million for stock awards for the year ended December 31, 2013 and approximately $1 million for stock options and $15 million for stock awards for the year ended December 31, 2012.

As of December 31, 2014, the Company had approximately $27 million of unrecognized compensation cost related to nonvested stock awards and stock options granted to Omnicare employees, which is expected to be recognized over a remaining weighted-average period of approximately 2.52 years. The total grant date fair value of stock options vested during the years ended December 31, 2014, 2013, and 2012 was approximately $1 million, $1 million and $2 million, respectively. The total grant date fair value of stock awards vested during the years ended December 31, 2014, 2013, and 2012 was $19 million, $12 million and $18 million, respectively.

Stock Option Activity
A summary of stock option activity under the Company’s stock-based compensation plans, including the ESPP, for the year ended December 31, 2014, is presented below (in thousands, except exercise price data):

	2014
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	766	$36.43
Options granted	70	62.49
Options exercised	(337)	38.27
Options forfeited	(38)	39.15
Options outstanding, end of year	461	38.78
Options exercisable, end of year	213	$33.84

The aggregate intrinsic value of options exercised, as of respective exercise dates, during the years ended December 31, 2014, 2013 and 2012 was approximately $8 million, $8 million and $12 million, respectively.

The following table summarizes information about stock options outstanding and exercisable (in thousands, except exercise price and remaining life data):

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$20.87 - 32.71	187	5.23	$26.96	115	4.27	$25.24
32.72 - 44.56	146	5.59	36.92	56	2.84	36.59
44.57 - 56.41	64	4.15	54.00	38	0.91	53.33
56.42 - 68.23	64	8.94	62.42	4	1.18	57.98
$20.87 - 68.23	461	5.71	$38.78	213	3.24	$33.84

Restricted Stock Award Activity
A summary of nonvested restricted stock and restricted stock unit award activity and performance-based restricted stock unit activity for the year ended December 31, 2014, is presented below (in thousands, except fair value data):

	2014
	Shares/units	Weighted Average Grant Date Fair Value
Nonvested shares/units, beginning of year	1,423	$33.33
Shares/units awarded	350	59.34
Shares/units vested	(586)	31.81
Shares/units forfeited	(233)	36.35
Nonvested shares/units, end of year	954	$43.07

Note 13 - Separation Costs

During the year ended December 31, 2014, the Company recorded separation related costs and accelerated stock-based compensation expense of approximately $21 million, including charges related to the retirement of the Company’s former Chief Executive Officer in the second quarter of 2014. During the year ended December 31, 2013, the Company recorded separation related costs for certain employees of approximately $7 million. During the year ended December 31, 2012, the Company recorded a $21 million charge in connection with the separation of certain executives of the Company, including charges resulting from the resignation of the Company’s former Chief Executive Officer in the second quarter of 2012 and the separation of other executives in the first and third quarters of 2012. These charges, primarily related to severance and accelerated vesting of restricted stock, are included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

Note 14 - Employee Benefit Plans

The Company has defined contribution savings plans under which eligible employees can participate by contributing a portion of their salary for investment, at the direction of each employee, in one or more investment funds. Several of the plans were adopted in connection with certain of the Company’s acquisitions. The plans are primarily tax-deferred arrangements pursuant to Internal Revenue Code (“IRC”) Section 401(k) and are subject to the provisions of the Employee Retirement Income Security Act (“ERISA”). The Company matches employee contributions in varying degrees in cash based on the contribution levels of the employees and in accordance with the applicable plan documents. For the years ended December 31, 2014, 2013 and 2012, expense for these defined contribution plans, relating primarily to the Company’s matching contributions, was $11 million, $11 million and $8 million, respectively.

Effective January 1, 2013, the Company has a nonqualified Deferred Compensation Plan (“Deferred Plan”) for highly compensated employees of the Company that allows them to defer up to 50% of their annual base salary and up to 100% of their annual bonus. The Company makes a matching contribution on behalf of the participants equal to 50% of the participant’s contribution for the year up to a maximum of 6% of the participant’s eligible compensation. The Deferred Plan also permits the Company to make discretionary contributions on behalf of the participants. Employee contributions vest immediately and Company contributions vest ratably based on the participant’s years of service with the amount becoming fully vested upon the participant completing five years of service. Expense related to the Company’s matching contributions under the Deferred Plan for each of the years ended December 31, 2014 and 2013 was not significant.

The Company has a non-contributory, defined benefit pension plan (the “Qualified Plan”) covering certain corporate headquarters employees and the employees of several companies sold by the Company in 1992, for which benefits ceased accruing upon the sale. Benefits accruing under the Qualified Plan to corporate headquarters employees were fully vested and frozen as of January 1, 1994.

The Qualified Plan is funded with an irrevocable trust, which consists of assets held in the Vanguard Intermediate-Term Treasury Fund Admiral Shares fund (“Vanguard Fund”), a mutual fund holding U.S. Treasury obligations. The Company’s investment strategy generally targets investing in intermediate U.S. government and agency securities funds, seeking a moderate and sustainable level of current income by investing primarily in intermediate-term U.S. Treasury obligations with a low credit default risk. The Company’s general approach is to fund its pension obligations in accordance with the funding provisions of ERISA.

The Qualified Plan is immaterial to the Company’s financial position overall, and the net periodic pension cost was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated amount of net loss in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost during 2015 is not significant. The projected and accumulated benefit obligation was $8 million and $6 million as of December 31,

2014 and 2013, respectively, based on a discount rate of 3.8% for 2014 and 4.7% for 2013. In addition, the expected long-term rate of return on assets was 4.0%, 4.0% and 6.0% for the years ended December 31, 2014, 2013, and 2012, respectively, and the fair value of plan assets was $4 million as of December 31, 2014 and $4 million as of December 31, 2013. No significant funding is anticipated to be necessary in 2015 relating to the Qualified Plan, and Company contributions to the plan were $0.1 million and $0.2 million, respectively, for the years ended December 31, 2014, and 2013. As of December 31, 2014 and 2013, the Qualified Plan has a projected benefit obligation in excess of plan assets of $4 million and $2 million, respectively, which are recorded in the Consolidated Balance Sheet as a noncurrent liability. As of December 31, 2014, projected benefit payments for each of the next five fiscal years and in the aggregate for the years thereafter are estimated to be approximately $0.3 million per year through 2024.

Note 15 - Income Taxes

Provision
The provision for income taxes from continuing operations is comprised of the following (in thousands):

	For the years ended December 31,
	2014	2013	2012
Current provision	$20,454	$27,160	$7,962
Deferred provision	92,700	61,932	95,327
Total income tax provision from continuing operations	$113,154	$89,092	$103,289

For the years ended December 31, 2014, 2013 and 2012, tax benefits related to the exercise of stock options and stock awards were credited (debited) to paid-in capital in the amounts of $9 million, $0.2 million and $3 million, respectively.

Effective Income Tax Rate
The difference between the Company’s reported income tax expense from continuing operations and the federal income tax expense from continuing operations computed at the applicable statutory rate of 35.0% is reconciled in the following table (in thousands):

	For the years ended December 31,
	2014		2013		2012
Federal income tax at the applicable statutory rate	$104,086	35.0%	$60,897	35.0%	$96,331	35.0%
Change in valuation allowance	(4,524)	(1.5)	3,122	1.8	535	0.2
State, local and foreign income taxes, net of federal income tax benefit	11,233	3.8	8,142	4.7	9,491	3.4
Expiration of state net operating losses	5,812	2.0	—	—	—	—
Non-deductible legal settlements	(2,619)	(0.9)	17,136	9.8	—	—
Other, net	(834)	(0.3)	(205)	(0.1)	(3,068)	(1.1)
Total income tax provision from continuing operations	$113,154	38.1%	$89,092	51.2%	$103,289	37.5%

The decrease in the valuation allowance of $4.5 million reported in the reconciliation of the effective tax rate for continuing operations primarily represents the removal of the valuation allowance related to $5.8 million of state net operating losses (“NOLs”) that expired. Income tax payments, net, were $56 million, $12 million and $44 million for the years ended December 31, 2014, 2013 and 2012, respectively. State taxes for fiscal year 2013 include the nondeductible portion of the Gale settlement. See “Note 18 - Commitments and Contingencies”.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Accounts receivable reserves	$66,102	$77,610
Net operating loss and capital loss carryforwards	144,953	76,809
Accrued liabilities	67,549	116,162
Other	19,996	18,030
Gross deferred tax assets, before valuation allowances	298,600	288,611
Valuation allowances	(95,712)	(24,159)
Gross deferred tax assets, net of valuation allowances	$202,888	$264,452

Amortization of intangibles	$643,862	$623,087
Contingent convertible debentures interest	349,892	412,305
Fixed assets and depreciation methods	39,795	73,538
Subsidiary stock basis	10,810	10,776
Other	35,576	22,385
Gross deferred tax liabilities	$1,079,935	$1,142,091

The increase in the valuation allowance of $72 million during 2014 was primarily due to the valuation allowance of $76 million established against the capital loss generated from the sale of Hospice. As of December 31, 2014, the Company had deferred tax benefits related to its federal and state NOLs and capital losses totaling approximately $145 million ($23 million federal, $41 million state and $81 million capital). These NOLs and capital losses will expire, in varying amounts, from 2015 through 2033. The potential future tax benefits of the state NOLs and capital losses have been offset by valuation allowances of $15 million and $81 million, respectively. The state valuation allowances are based on the Company’s analysis of the likelihood of generating sufficient taxable income in the applicable states to utilize the NOLs before expiration. A full valuation allowance has been established against the capital loss because the loss can be utilized only if capital gains are generated in the future, which management believes is not more likely than not.

Uncertain Tax Positions
At January 1, 2014, the Company had gross unrecognized tax benefits of $15 million and ended the year with gross unrecognized tax benefits of $16 million. A reconciliation of the beginning and end of year unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits at beginning of year	$14,822	$14,216	$17,091
Additions based on tax positions related to the current year	100	1,440	1,845
Additions for tax positions of prior years	6,618	8,114	2,050
Reductions for tax positions of prior years	(581)	(3,023)	(3,051)
Settlement reductions	(4,412)	(4,602)	(3,410)
Reductions for tax positions settled through the expirations of the statute of limitations	(82)	(1,323)	(309)
Unrecognized tax benefits at end of year	$16,465	$14,822	$14,216

At December 31, 2014, unrecognized tax benefits, net of federal tax benefit, includes approximately $12 million that, if recognized, would affect the effective tax rate. The liabilities for unrecognized tax benefits are included in “Other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets based on whether the company anticipates the amounts will be paid, settled, or lapse due to expiration of the statute of limitations within one year. At December 31, 2014, $11 million was reported in current liabilities and $5 million was reported in non-current liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in tax expenses. During the years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $(1) million, $(1) million, and $(0.1) million, respectively, in interest, net of federal tax benefit, and penalties. The Company had accrued approximately $1 million, $2 million, and $3 million, respectively, for the payment of interest and penalties at December 31, 2014, 2013, and 2012.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to examinations by U.S. federal tax authorities for years before 2011 and, with few exceptions, state, local or non-U.S. tax authorities for years before 2009. The Company is under examination by the Internal Revenue Service for 2011 and 2012, and the related uncertain tax positions for these years are reserved in “Other current liabilities” on the Consolidated Balance Sheet. The Company is also under examination by various state jurisdictions.

Note 16 - Earnings Per Share Data

Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effect of stock options, warrants and restricted stock awards, as well as convertible debt securities.

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	For the years ended December 31,
2014:	Income (loss)(Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$184,212		$1.89
Loss from discontinued operations	(39,685)		(0.41)
Net income	144,527	97,524	$1.48
Effect of Dilutive Securities
Convertible securities	264	8,129
Stock options and awards	—	575
Diluted EPS
Income from continuing operations plus assumed conversions	184,476		$1.74
Loss from discontinued operations	(39,685)		(0.37)
Net income plus assumed conversions	$144,791	106,228	$1.36
2013:
Basic EPS
Income from continuing operations	$84,892		$0.83
Loss from discontinued operations	(128,324)		(1.26)
Net income (loss)	(43,432)	102,080	$(0.43)
Effect of Dilutive Securities
Convertible securities	281	6,736
Stock options, warrants and awards	—	633
Diluted EPS
Income from continuing operations plus assumed conversions	85,173		$0.78
Loss from discontinued operations	(128,324)		(1.17)
Net income (loss) plus assumed conversions	$(43,151)	109,449	$(0.39)
2012:
Basic EPS
Income from continuing operations	$171,943		$1.57
Income from discontinued operations	22,931		0.21
Net income	194,874	109,531	$1.78
Effect of Dilutive Securities
Convertible securities	284	2,891
Stock options, warrants and awards	—	566
Diluted EPS
Income from continuing operations plus assumed conversions	172,227		$1.52
Income from discontinued operations	22,931		0.20
Net income plus assumed conversions	$195,158	112,988	$1.73

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

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average Omnicare stock market price for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$26.84
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$77.00
3.25% convertible senior exchange debentures, due 2035	$77.00
3.50% convertible senior subordinated notes, due 2044	$70.00

Diluted weighted average shares outstanding excludes the impact of an immaterial amount of stock options and stock awards for the year ended December 31, 2014 and approximately 1 million and 2 million stock options, warrants and stock awards for the years ended December 31, 2013 and 2012, respectively, due to the exercise prices of these awards being greater than the average fair market value of the Company’s common stock during these periods.

Note 17 - Restructuring and Other Related Charges

Company-wide Reorganization Program
During 2010, the Company initiated a Company-wide Reorganization Program (“CWR”), including a reshaping of the organization with the objective of deploying resources closer to its customers, allowing Omnicare to become more responsive to customer needs, better leveraging the Omnicare platform and better positioning the Company for potential growth. The CWR program was completed in the third quarter of 2012 with the relocation of the Company’s corporate headquarters. The Company recorded restructuring and other related charges for the CWR program of approximately $9 million in the third quarter of 2012 and $12 million cumulatively since 2010. The majority of the charges were recorded in the Corporate/Other segment.

Details of the CWR restructuring related charges are as follows (pretax, in thousands):

	Balance at December 31, 2012	Utilized during 2013	Balance at December 31, 2013	Utilized during 2014	Balance at December 31, 2014
Restructuring charges:
Lease terminations	$6,755	$(2,309)	$4,446	(1,966)	2,480
Other assets, fees and facility exit costs	367	(305)	62	(36)	26
Total restructuring charges	$7,122	$(2,614)	$4,508	$(2,002)	$2,506

The remaining liabilities at December 31, 2014 represent amounts not yet paid relating to actions taken in connection with the program (primarily lease payments). The provision/accrual and corresponding payment amounts relating to employee severance were accounted for in accordance with guidance for employers’ accounting for postemployment benefits; and the provision/accrual and corresponding payment amounts relating to employment agreement buy-outs are being accounted for in accordance with guidance regarding accounting for costs associated with exit or disposal activities.

Additionally, in the year ended December 31, 2014, the Company incurred costs of approximately $1 million related to lease restructuring activities within SCG, which was included in “Other charges” on the Consolidated Statements of Comprehensive Income (Loss).

Note 18 - Commitments and Contingencies

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

On June 2, 2014, a complaint captioned Charles Lee on behalf of himself and all others similarly situated v. Omnicare, Inc., No. 14-CIV-1335 was filed against the Company in the U.S. District Court for the Southern District of California. The plaintiff brought the action individually and on behalf of a similarly situated class of plaintiffs. The plaintiff alleged that the Company violated the

Telephone Consumer Protection Act (“TCPA”) by improperly calling cellular telephone numbers using an automatic telephone dialing system. On July 11, 2014, the Company filed an answer to the complaint. On December 15, 2014, the parties executed a settlement agreement in which the plaintiff agreed to settle the individual claims with prejudice for a nominal sum. On January 14, 2015, the court granted the parties’ motion to dismiss the individual claims with prejudice and entered an order declaring the case closed.

On March 21, 2014, a complaint entitled United States, et al., ex rel. Fox Rx, Inc. v. Dr. Reddy’s Inc., Omnicare, Inc., and NeighborCare, Inc., No. 13-CIV-3779 was served on Omnicare. The initial complaint was filed under seal on June 4, 2013 in the U.S. District Court for the Southern District of New York. The complaint was brought by Fox Rx., Inc. as a private party qui tam relator on behalf of the federal government and several states. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company entered into rebate arrangements with a manufacturer of generic simvastatin allegedly in violation of the Anti-Kickback Statute and that the Company improperly charged certain dispensing fees to Medicare Part D. The U.S. Department of Justice has notified the court that it declined to intervene in this action. On June 17, 2014, the Company filed a motion to dismiss the First Amended Complaint. On July 7, 2014, Relator filed a Second Amended Complaint in response to the motion to dismiss. On August 8, 2014, the Company moved to dismiss the Second Amended Complaint. On December 1, 2014, the court granted the Company’s motion to dismiss and entered an order dismissing with prejudice all claims against the Company.

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

On July 29, 2013, a complaint entitled James D. “Buddy” Caldwell, Attorney General, ex rel. State of Louisiana v. Abbott Laboratories, Inc., et al., No. 603091, was served on Omnicare. The initial complaint was first filed against Abbott on June 30, 2011. Omnicare and other defendants were added on July 9, 2013. The complaint was brought by the Louisiana Attorney General alleging that certain activities in connection with agreements Omnicare had with Abbott, the manufacturer of the pharmaceutical Depakote, violated the Louisiana Medical Assistance Program Integrity Laws and Unfair Trade Practices Act. On August 27, 2013, the Company removed this action to the United States District Court for the Middle District of Louisiana. On September 26, 2013, the State moved to remand the case to state court. The Company opposed the motion. On September 23, 2014, the Court remanded the case to state court. On February 13, 2015 the Company and the State finalized an agreement to settle and dismiss all claims in the complaint in exchange for a non-material sum. The Company recorded a provision equal to the settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2014. This matter will be dismissed with prejudice.

On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On September 6, 2013, the relator filed a Third Amended Complaint. On November 5, 2013, the Company filed a motion to dismiss the Third Amended Complaint. On June 12, 2014, the court granted in part and denied in part the motion to dismiss. On July 14, 2014, the Company filed an answer to the Third Amended Complaint. On January 16, 2015, the court granted the Company’s motion to amend the answer to include counterclaims against the relator. The parties are currently in discovery. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, investigated whether the Company’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on December 22, 2014, the U.S. Department of Justice filed a civil complaint-in-intervention in two qui tam complaints, entitled United States, et al., ex rel. Spetter v. Abbott Laboratories, Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-00081, alleging civil violations of the False Claims Act in connection with the manufacturer agreements described above. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934 (and Rule 10b-5 thereunder) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On June 6, 2013, the Company petitioned the Court of Appeals for a rehearing en banc. The petition for rehearing en banc was denied on July 23, 2013. On October 4, 2013, the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari. On June 5, 2014, the Company filed its Brief in Support of Appeal in the United States Supreme Court. Oral argument at the United States Supreme Court was held on November 3, 2014.

For the years ended December 31, 2014, 2013 and 2012, charges of $43 million, $167 million and $49 million, respectively, were included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income (Loss), primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain regulatory matters with the federal government and various states and a qui tam lawsuit, certain large customer disputes, the investigation by the federal government and certain states relating to drug substitutions and costs associated with the purported class and derivative actions against the Company. In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.

The Company maintains a compliance program that establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies. In connection with its compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over-payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statements of Comprehensive Income (Loss).

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

As part of its ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions. In addition to the inquiries discussed above, the Company from time to time receives inquiries from federal and state agencies regarding compliance with various healthcare laws. The Company is also involved in various legal actions arising in the normal course of business. At any point in time, the Company is in varying stages of discussions on these matters. The Company evaluates these matters on an ongoing basis and records accruals for such contingencies if the Company concludes that it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated. In many situations, these matters are being contested by the Company, the outcome is not predictable and any potential loss is not estimable.

The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) the proceedings present a wide range of potential outcomes. With respect to violations of the False Claims Act, treble damages and/or additional potential penalties per claim will apply. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the pending matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

Note 19 - Segment Information

The Company is organized in two operating segments, LTC and SCG. These segments are based on the operations of the underlying businesses and the customers they serve. The Company’s larger reportable segment is LTC, which primarily provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services. LTC’s customers are primarily skilled nursing, assisted living and other providers of healthcare services. The Company’s other reportable segment is SCG, which provides specialty pharmacy and key commercialization services for the biopharmaceutical industry. The primary components of the “Corporate/Other” segment are the Company’s corporate management oversight and administration, including its information technology and data management services, as well as other consolidating and eliminating entries, which have not been charged to reportable segments. The Company evaluates the performance of its segments based on revenue and operating income, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents information about the Company’s segments as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the years ended December 31,
2014:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$4,750,121	$1,667,152	$342	$6,417,615
Depreciation and amortization expense	(69,089)	(4,498)	(58,707)	(132,294)
Settlement, litigation and other related charges	(42,818)	—	—	(42,818)
Other charges, net	(73,248)	(566)	(65,439)	(139,253)
Operating income (loss) from continuing operations	516,086	136,373	(225,146)	427,313
2013:
Net sales	$4,627,871	$1,384,003	$1,524	$6,013,398
Depreciation and amortization expense	(71,310)	(4,539)	(57,111)	(132,960)
Settlement, litigation and other related charges	(167,465)	—	—	(167,465)
Other charges, net	(45,950)	—	(53,852)	(99,802)
Operating income (loss) from continuing operations	420,646	113,243	(236,035)	297,854
2012:
Net sales	$4,789,551	$1,078,627	$10,286	$5,878,464
Depreciation and amortization expense	(69,582)	(8,431)	(50,524)	(128,537)
Settlement, litigation and other related charges	(49,175)	(200)	—	(49,375)
Other charges, net	(2,568)	—	(63,145)	(65,713)
Operating income (loss) from continuing operations	562,379	92,671	(244,715)	410,335

The Company’s continuing operations are located in the U.S. One pharmacy located in Canada, which was not material to the consolidated sales or total assets of Omnicare, was disposed of in the third quarter of 2012.

Note 20 - Summary of Quarterly Results (Unaudited)

The following table presents the Company’s unaudited quarterly financial information for 2014 and 2013 (in thousands, except per share data):

	First	Second	Third	Fourth	Full
2014	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,571,038	$1,610,584	$1,608,055	$1,627,938	$6,417,615
Cost of sales	1,212,584	1,256,354	1,256,595	1,273,538	4,999,071
Gross profit	358,454	354,230	351,460	354,400	1,418,544
Selling, general and administrative expenses	186,813	184,063	178,940	174,884	724,700
Provision for doubtful accounts	21,561	21,090	19,911	21,898	84,460
Settlement, litigation and other related charges	7,052	7,547	12,868	15,351	42,818
Other charges	10,276	11,284	3,999	113,694	139,253
Operating income	132,752	130,246	135,742	28,573	427,313
Interest expense, net of investment income	(29,441)	(29,980)	(28,717)	(41,809)	(129,947)
Income (loss) from continuing operations before income taxes	103,311	100,266	107,025	(13,236)	297,366
Income tax provision	39,673	39,020	38,948	(4,487)	113,154
Income (loss) from continuing operations	63,638	61,246	68,077	(8,749)	184,212
Income (loss) from discontinued operations	136	(39,275)	(3,246)	2,700	(39,685)
Net income (loss)	$63,774	$21,971	$64,831	$(6,049)	$144,527
Earnings (loss) per common share - Basic:(a)
Continuing operations	$0.65	$0.63	$0.70	$(0.09)	$1.89
Discontinued operations	—	(0.40)	(0.03)	0.03	(0.41)
Net income (loss)	$0.65	$0.23	$0.67	$(0.06)	$1.48
Earnings (loss) per common share - Diluted:(a)
Continuing operations	$0.59	$0.58	$0.65	$(0.09)	$1.74
Discontinued operations	—	(0.37)	(0.03)	0.03	(0.37)
Net income (loss)	$0.59	$0.21	$0.61	$(0.06)	$1.36
Dividends per common share	$0.20	$0.20	$0.20	$0.22	$0.82
Weighted average number of common shares outstanding:
Basic	98,566	96,999	97,019	97,538	97,524
Diluted	107,767	106,054	105,548	97,538	106,228
Comprehensive income (loss)	$63,997	$22,015	$65,170	$(6,939)	$144,243

	First	Second	Third	Fourth	Full
2013	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,458,945	$1,503,116	$1,515,168	$1,536,169	$6,013,398
Cost of sales	1,109,241	1,143,601	1,163,197	1,176,497	4,592,536
Gross profit	349,704	359,515	351,971	359,672	1,420,862
Selling, general and administrative expenses	190,693	191,915	182,668	190,904	756,180
Provision for doubtful accounts	24,010	26,140	24,963	24,448	99,561
Settlement, litigation and other related charges	22,619	3,512	143,484	(2,150)	167,465
Other charges	4,006	31,268	61,632	2,896	99,802
Operating income (loss)	108,376	106,680	(60,776)	143,574	297,854
Interest expense, net of investment income	(29,462)	(29,624)	(34,925)	(29,859)	(123,870)
Income (loss) from continuing operations before income taxes	78,914	77,056	(95,701)	113,715	173,984
Income tax provision	30,600	29,754	(26,350)	55,088	89,092
Income (loss) from continuing operations	48,314	47,302	(69,351)	58,627	84,892
Income (loss) from discontinued operations	6,040	4,917	3,042	(142,323)	(128,324)
Net income (loss)	$54,354	$52,219	$(66,309)	$(83,696)	$(43,432)
Earnings per common share - Basic:(a)
Continuing operations	$0.47	$0.46	$(0.68)	$0.58	$0.83
Discontinued operations	0.06	0.05	0.03	(1.42)	(1.26)
Net income (loss)	$0.53	$0.51	$(0.65)	$(0.83)	$(0.43)
Earnings per common share - Diluted:(a)
Continuing operations	$0.45	$0.43	$(0.68)	$0.54	$0.78
Discontinued operations	0.06	0.04	0.03	(1.31)	(1.17)
Net income (loss)	$0.51	$0.48	$(0.65)	$(0.77)	$(0.39)
Dividends per common share	$0.14	$0.14	$0.14	$0.20	$0.62
Weighted average number of common shares outstanding:
Basic	103,210	102,867	101,811	100,470	102,080
Diluted	107,466	109,931	101,811	108,980	109,449
Comprehensive income (loss)	$54,330	$52,145	$(66,305)	$(83,323)	$(43,153)

(a)
Earnings per share is calculated independently for each separately reported quarterly and full year period.  Accordingly, the sum of the separately reported quarters may not necessarily be equal to the per share amount for the corresponding full year period, as independently calculated.

Note 21 - Guarantor Subsidiaries
The Company’s 2022 Notes, 2024 Notes, 2025 Notes and 2044 Notes are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured, joint and several basis by substantially all of the 100% owned subsidiaries of the Company (the “Guarantor Subsidiaries”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of December 31, 2014 and 2013 for the balance sheets, as well as the statements of comprehensive income (loss) and the statements of cash flows for each of the three years in the period ended December 31, 2014. Separate complete financial statements of the Guarantor Subsidiaries are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiaries. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income (Loss)
(in thousands)
	For the years ended December 31,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$6,292,921	$124,694	$—	$6,417,615
Cost of sales	—	4,921,700	77,371	—	4,999,071
Gross profit	—	1,371,221	47,323	—	1,418,544
Selling, general and administrative expenses	4,484	701,145	19,071	—	724,700
Provision for doubtful accounts	—	82,807	1,653	—	84,460
Settlement, litigation and other related charges	—	42,818	—	—	42,818
Other charges	56,696	82,557	—	—	139,253
Operating (loss) income	(61,180)	461,894	26,599	—	427,313
Interest expense, net of investment income	(116,185)	(13,762)	—	—	(129,947)
(Loss) income from continuing operations before income taxes	(177,365)	448,132	26,599	—	297,366
Income tax (benefit) expense	(70,059)	172,706	10,507	—	113,154
(Loss) income from continuing operations	(107,306)	275,426	16,092	—	184,212
Loss from discontinued operations	—	(1,243)	(38,442)	—	(39,685)
Equity in net income of subsidiaries	251,833	—	—	(251,833)	—
Net income (loss)	$144,527	$274,183	$(22,350)	$(251,833)	$144,527
Comprehensive income (loss)	$144,243	$274,183	$(22,350)	$(251,833)	$144,243
2013:
Net sales	$—	$5,890,052	$123,346	$—	$6,013,398
Cost of sales	—	4,520,958	71,578	—	4,592,536
Gross profit	—	1,369,094	51,768	—	1,420,862
Selling, general and administrative expenses	4,802	733,529	17,849	—	756,180
Provision for doubtful accounts	—	97,612	1,949	—	99,561
Settlement, litigation and other related charges	—	167,465	—	—	167,465
Other charges	51,497	41,034	7,271	—	99,802
Operating (loss) income	(56,299)	329,454	24,699	—	297,854
Interest expense, net of investment income	(122,404)	(1,102)	(364)	—	(123,870)
(Loss) income from continuing operations before income taxes	(178,703)	328,352	24,335	—	173,984
Income tax (benefit) expense	(68,729)	145,665	12,156	—	89,092
(Loss) income from continuing operations	(109,974)	182,687	12,179	—	84,892
Loss from discontinued operations	—	(6,064)	(122,260)	—	(128,324)
Equity in net income of subsidiaries	66,542	—	—	(66,542)	—
Net (loss) income	$(43,432)	$176,623	$(110,081)	$(66,542)	$(43,432)
Comprehensive (loss) income	$(43,153)	$176,623	$(110,081)	$(66,542)	$(43,153)
2012:
Net sales	$—	$5,744,768	$133,696	$—	$5,878,464
Cost of sales	—	4,399,305	83,737	—	4,483,042
Gross profit	—	1,345,463	49,959	—	1,395,422
Selling, general and administrative expenses	4,816	745,864	21,324	—	772,004
Provision for doubtful accounts	—	96,460	1,535	—	97,995
Settlement, litigation and other related charges	—	49,375	—	—	49,375
Other charges	35,092	34,633	(4,012)	—	65,713
Operating (loss) income	(39,908)	419,131	31,112	—	410,335
Interest expense, net of investment income	(133,368)	(1,089)	(646)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	418,042	30,466	—	275,232
Income tax (benefit) expense	(66,763)	159,786	10,266	—	103,289
(Loss) income from continuing operations	(106,513)	258,256	20,200	—	171,943
Income from discontinued operations	—	84	22,847	—	22,931
Equity in net income of subsidiaries	301,387	—	—	(301,387)	—
Net income (loss)	$194,874	$258,340	$43,047	$(301,387)	$194,874
Comprehensive income	$194,744	$258,340	$44,431	$(302,771)	$194,744

Note 21 - Guarantor Subsidiaries - Continued
Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$113,072	$26,865	$13,862	$—	$153,799
Accounts receivable, net (including intercompany)	—	576,151	100,046	(97,436)	578,761
Inventories	—	511,840	7,744	—	519,584
Deferred income tax benefits, net-current	—	58,988	432	(220)	59,200
Other current assets	2,287	256,106	29,167	—	287,560
Total current assets	115,359	1,429,950	151,251	(97,656)	1,598,904
Properties and equipment, net	—	262,689	5,064	—	267,753
Goodwill	—	4,033,001	28,805	—	4,061,806
Identifiable intangible assets, net	—	97,613	1,329	—	98,942
Other noncurrent assets	21,717	58,629	39	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$459,808	$30,817	$(97,436)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Current liabilities of discontinued operations	—	—	—	—	—
Long-term debt, notes and convertible debentures	1,510,212	7,347	—	—	1,517,559
Deferred income tax liabilities, net-noncurrent	343,816	592,651	—	(220)	936,247
Other noncurrent liabilities	—	44,228	1,698	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	4,777,848	153,973	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790

As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$68,050	$12,041	$—	$356,001
Accounts receivable, net (including intercompany)	—	693,729	315,323	(313,368)	695,684
Inventories	—	505,567	6,851	—	512,418
Deferred income tax benefits, net-current	—	135,148	—	(54)	135,094
Other current assets	1,989	242,166	21,381	—	265,536
Current assets of discontinued operations	—	12,305	37,690	—	49,995
Total current assets	277,899	1,656,965	393,286	(313,422)	2,014,728
Properties and equipment, net	—	301,200	4,688	—	305,888
Goodwill	—	4,028,651	28,805	—	4,057,456
Identifiable intangible assets, net	—	127,798	2,176	—	129,974
Other noncurrent assets	41,825	54,834	63	—	96,722
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Noncurrent assets of discontinued operations	—	3,762	83,316	—	87,078
Total assets	$5,451,004	$6,173,210	$512,334	$(5,444,702)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$83,028	$793,461	$23,986	$(313,368)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	1,894	16,952	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	13,191	—	—	1,418,819
Deferred income tax liabilities, net-noncurrent	363,240	635,640	13,907	(54)	1,012,733
Other noncurrent liabilities	—	52,072	1,763	—	53,835
Noncurrent liabilities of discontinued operations	—	176	1,222	—	1,398
Convertible Debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	4,676,776	454,504	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$6,173,210	$512,334	$(5,444,702)	$6,691,846

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(187,357)	$678,855	$1,092	$492,590
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(1,613)	—	(1,613)
Divestiture of businesses, net	—	71,194	—	71,194
Capital expenditures	—	(81,836)	(695)	(82,531)
Marketable securities	—	25,377	—	25,377
Other	—	(863)	—	(863)
Net cash flows from (used in) investing activities	—	12,259	(695)	11,564
Cash flows from financing activities:
Payments on term loans	(20,938)	—	—	(20,938)
Proceeds from long-term borrowings and obligations	717,500	—	—	717,500
Payments on long-term borrowings and obligations	(1,067,707)	—	—	(1,067,707)
Fees paid for financing activities	(8,913)	—	—	(8,913)
Decrease in cash overdraft balance	(3,047)	(13,313)	—	(16,360)
Payments for Omnicare common stock repurchases	(235,438)	—	—	(235,438)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	(2,251)	—	—	(2,251)
Dividends paid	(80,298)	—	—	(80,298)
Other	725,611	(717,562)	—	8,049
Net cash flows from (used in) financing activities	24,519	(730,875)	—	(706,356)
Net (decrease) increase in cash and cash equivalents	(162,838)	(39,761)	397	(202,202)
Less increase (decrease) in cash and cash equivalents of discontinued operations	—	1,424	(1,424)	—
(Decrease) increase in cash and cash equivalents of continuing operations	(162,838)	(41,185)	1,821	(202,202)
Cash and cash equivalents at beginning of year	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of year	$113,072	$26,865	$13,862	$153,799

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(16,598)	$500,180	$(16,522)	$467,060
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(3,895)	—	(3,895)
Divestiture of businesses, net	—	1,250	10,408	11,658
Capital expenditures	—	(93,566)	(1,449)	(95,015)
Marketable securities	—	(365)	—	(365)
Other	(227)	2,108	(1,827)	54
Net cash flows (used in) from investing activities	(227)	(94,468)	7,132	(87,563)
Cash flows from financing activities:
Payments on term loans	(21,250)	—	—	(21,250)
Proceeds from long-term borrowings and obligations	—	—	—	—
Payments on long-term borrowings and obligations	(192,322)	—	—	(192,322)
Fees paid for financing activities	(5,660)	—	—	(5,660)
(Decrease) increase in cash overdraft balance	(9,968)	10,441	—	473
Payments for Omnicare common stock repurchases	(220,971)	—	—	(220,971)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	15,819	—	—	15,819
Dividends paid	(62,928)	—	—	(62,928)
Other	406,341	(397,211)	—	9,130
Net cash flows used in financing activities	(90,939)	(386,770)	—	(477,709)
Net (decrease) increase in cash and cash equivalents	(107,764)	18,942	(9,390)	(98,212)
Less decrease in cash and cash equivalents of discontinued operations	—	—	(9,593)	(9,593)
(Decrease) increase in cash and cash equivalents of continuing operations	(107,764)	18,942	203	(88,619)
Cash and cash equivalents at beginning of year	383,674	49,108	11,838	444,620
Cash and cash equivalents at end of year	$275,910	$68,050	$12,041	$356,001

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows - Continued
(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(88,461)	$626,615	$6,330	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(34,873)	—	(34,873)
Divestiture of businesses, net	—	19,207	—	19,207
Capital expenditures	—	(94,527)	(2,397)	(96,924)
Marketable securities	(25,514)	—	496	(25,018)
Other	—	1,162	(2,888)	(1,726)
Net cash flows (used in) investing activities	(25,514)	(109,031)	(4,789)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)	—	—	(7,566)
Decrease in cash overdraft balance	(12)	(14,915)	—	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592	(552,986)	(694)	1,912
Net cash flows from (used in) financing activities	37,396	(567,901)	(694)	(531,199)
Net (decrease) increase in cash and cash equivalents	(76,579)	(50,317)	847	(126,049)
Less increase in cash and cash equivalents of discontinued operations	—	16	6,843	6,859
Decrease in cash and cash equivalents of continuing operations	(76,579)	(50,333)	(5,996)	(132,908)
Cash and cash equivalents at beginning of year	460,253	99,441	17,834	577,528
Cash and cash equivalents at end of year	$383,674	$49,108	$11,838	$444,620

The Company’s Initial 2035 Debentures and Exchange 2035 Debentures are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured basis by Omnicare Purchasing Company, LP, a 100% owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor subsidiaries as of December 31, 2014 and 2013 for the balance sheets, as well as the statements of comprehensive income (loss) and the statements of cash flows for each of the three years in the period ended December 31, 2014. Separate complete financial statements of the Guarantor Subsidiary are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiary. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Note 21 - Guarantor Subsidiaries - Continued

Summary Consolidating Statements of Comprehensive Income (Loss)
(in thousands)

	For the years ended December 31,
2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$6,417,615	$—	$6,417,615
Cost of sales	—	—	4,999,071	—	4,999,071
Gross profit	—	—	1,418,544	—	1,418,544
Selling, general and administrative expenses	4,484	1,724	718,492	—	724,700
Provision for doubtful accounts	—	—	84,460	—	84,460
Settlement, litigation and other related charges	—	—	42,818	—	42,818
Other charges	56,696	—	82,557	—	139,253
Operating income (loss)	(61,180)	(1,724)	490,217	—	427,313
Interest expense, net of investment income	(116,185)	—	(13,762)	—	(129,947)
(Loss) income from continuing operations before income taxes	(177,365)	(1,724)	476,455	—	297,366
Income tax (benefit) expense	(70,059)	(681)	183,894	—	113,154
(Loss) income from continuing operations	(107,306)	(1,043)	292,561	—	184,212
Loss from discontinued operations	—	—	(39,685)	—	(39,685)
Equity in net income of subsidiaries	251,833	—	—	(251,833)	—
Net income (loss)	$144,527	$(1,043)	$252,876	$(251,833)	$144,527
Comprehensive income (loss)	$144,243	$(1,043)	$252,876	$(251,833)	$144,243
2013:
Net sales	$—	$—	$6,013,398	$—	$6,013,398
Cost of sales	—	—	4,592,536	—	4,592,536
Gross profit	—	—	1,420,862	—	1,420,862
Selling, general and administrative expenses	4,802	1,732	749,646	—	756,180
Provision for doubtful accounts	—	—	99,561	—	99,561
Settlement, litigation and other related charges	—	—	167,465	—	167,465
Other charges	51,497	—	48,305	—	99,802
Operating (loss) income	(56,299)	(1,732)	355,885	—	297,854
Interest expense, net of investment income	(122,404)	—	(1,466)	—	(123,870)
(Loss) income from continuing operations before income taxes	(178,703)	(1,732)	354,419	—	173,984
Income tax (benefit) expense	(68,729)	(666)	158,487	—	89,092
(Loss) income from continuing operations	(109,974)	(1,066)	195,932	—	84,892
Loss from discontinued operations	—	—	(128,324)	—	(128,324)
Equity in net income of subsidiaries	66,542	—	—	(66,542)	—
Net (loss) income	$(43,432)	$(1,066)	$67,608	$(66,542)	$(43,432)
Comprehensive (loss) income	$(43,153)	$(1,066)	$67,608	$(66,542)	$(43,153)
2012:
Net sales	$—	$—	$5,878,464	$—	$5,878,464
Cost of sales	—	—	4,483,042	—	4,483,042
Gross profit	—	—	1,395,422	—	1,395,422
Selling, general and administrative expenses	4,816	1,438	765,750	—	772,004
Provision for doubtful accounts	—	—	97,995	—	97,995
Settlement, litigation and other related charges	—	—	49,375	—	49,375
Other charges	35,092	—	30,621	—	65,713
Operating (loss) income	(39,908)	(1,438)	451,681	—	410,335
Interest expense, net of interest income	(133,368)	—	(1,735)	—	(135,103)
(Loss) income from continuing operations before income taxes	(173,276)	(1,438)	449,946	—	275,232
Income tax (benefit) expense	(66,763)	(557)	170,609	—	103,289
(Loss) income from continuing operations	(106,513)	(881)	279,337	—	171,943
Income from discontinued operations	—	—	22,931	—	22,931
Equity in net income of subsidiaries	301,387	—	—	(301,387)	—
Net income (loss)	$194,874	$(881)	$302,268	$(301,387)	$194,874
Comprehensive income (loss)	$194,744	$(881)	$303,652	$(302,771)	$194,744

Note 21 - Guarantor Subsidiaries - Continued
Condensed Consolidating Balance Sheets
(in thousands)

As of December 31, 2014:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$113,072	$—	$40,727	$—	$153,799
Accounts receivable, net (including intercompany)	—	203	578,761	(203)	578,761
Inventories	—	—	519,584	—	519,584
Deferred income tax benefits, net-current	—	—	59,200	—	59,200
Other current assets	2,287	—	285,273	—	287,560
Total current assets	115,359	203	1,483,545	(203)	1,598,904
Properties and equipment, net	—	12	267,741	—	267,753
Goodwill	—	—	4,061,806	—	4,061,806
Identifiable intangible assets, net	—	—	98,942	—	98,942
Other noncurrent assets	21,717	19	58,649	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$—	$393,392	$(203)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Current liabilities of discontinued operations	—	—	—	—	—
Long-term debt, notes and convertible debentures	1,510,212	—	7,347	—	1,517,559
Deferred income tax liabilities, net-noncurrent	343,816	—	592,431	—	936,247
Other noncurrent liabilities	—	—	45,926	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	234	4,931,587	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790

As of December 31, 2013:
ASSETS
Cash and cash equivalents	$275,910	$—	$80,091	$—	$356,001
Accounts receivable, net (including intercompany)	—	210	695,684	(210)	695,684
Inventories	—	—	512,418	—	512,418
Deferred income tax benefits, net-current	—	—	135,094	—	135,094
Other current assets	1,989	—	263,547	—	265,536
Current assets of discontinued operations	—	—	49,995	—	49,995
Total current assets	277,899	210	1,736,829	(210)	2,014,728
Properties and equipment, net	—	19	305,869	—	305,888
Goodwill	—	—	4,057,456	—	4,057,456
Identifiable intangible assets, net	—	—	129,974	—	129,974
Other noncurrent assets	41,825	19	54,878	—	96,722
Investment in subsidiaries	5,131,280	—	—	(5,131,280)	—
Noncurrent assets of discontinued operations	—	—	87,078	—	87,078
Total assets	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$83,028	$—	$504,289	$(210)	$587,107
Current portion of long-term debt	527,204	—	—	—	527,204
Current liabilities of discontinued operations	—	—	18,846	—	18,846
Long-term debt, notes and convertible debentures	1,405,628	—	13,191	—	1,418,819
Deferred income tax liabilities, net-noncurrent	363,240	—	649,493	—	1,012,733
Other noncurrent liabilities	—	—	53,835	—	53,835
Noncurrent liabilities of discontinued operations	—	—	1,398	—	1,398
Convertible Debt	331,101	—	—	—	331,101
Stockholders’ equity	2,740,803	248	5,131,032	(5,131,280)	2,740,803
Total liabilities and stockholders’ equity	$5,451,004	$248	$6,372,084	$(5,131,490)	$6,691,846

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2014:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(187,357)	$—	$679,947	$492,590
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(1,613)	(1,613)
Divestitures of businesses, net	—	—	71,194	71,194
Capital expenditures	—	—	(82,531)	(82,531)
Marketable securities	—	—	25,377	25,377
Other	—	—	(863)	(863)
Net cash flows from investing activities	—	—	11,564	11,564
Cash flows from financing activities:
Payments on term loans	(20,938)	—	—	(20,938)
Proceeds from long-term borrowings and obligations	717,500	—	—	717,500
Payments on long-term borrowings and obligations	(1,067,707)	—	—	(1,067,707)
Fees paid for financing activities	(8,913)	—	—	(8,913)
Decrease in cash overdraft balance	(3,047)	—	(13,313)	(16,360)
Payments for Omnicare common stock repurchases	(235,438)	—	—	(235,438)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	(2,251)	—	—	(2,251)
Dividends paid	(80,298)	—	—	(80,298)
Other	725,611	—	(717,562)	8,049
Net cash flows from (used in) financing activities	24,519	—	(730,875)	(706,356)
Net decrease in cash and cash equivalents	(162,838)	—	(39,364)	(202,202)
Less decrease in cash and cash equivalents of discontinued operations	—	—	—	—
Decrease in cash and cash equivalents of continuing operations	(162,838)	—	(39,364)	(202,202)
Cash and cash equivalents at beginning of year	275,910	—	80,091	356,001
Cash and cash equivalents at end of year	$113,072	$—	$40,727	$153,799

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2013:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(16,598)	$—	$483,658	$467,060
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(3,895)	(3,895)
Divestitures of businesses, net	—	—	11,658	11,658
Capital expenditures	—	—	(95,015)	(95,015)
Marketable securities	—	—	(365)	(365)
Other	(227)	—	281	54
Net cash flows used in investing activities	(227)	—	(87,336)	(87,563)
Cash flows from financing activities:
Payments on term loans	(21,250)	—	—	(21,250)
Proceeds from long-term borrowings and obligations	—	—	—	—
Payments on long-term borrowings and obligations	(192,322)	—	—	(192,322)
Fees paid for financing activities	(5,660)	—	—	(5,660)
(Decrease) increase in cash overdraft balance	(9,968)	—	10,441	473
Payments for Omnicare common stock repurchases	(220,971)	—	—	(220,971)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	15,819	—	—	15,819
Dividends paid	(62,928)	—	—	(62,928)
Other	406,341	—	(397,211)	9,130
Net cash flows (used in) financing activities	(90,939)	—	(386,770)	(477,709)
Net (decrease) increase in cash and cash equivalents	(107,764)	—	9,552	(98,212)
Less decrease in cash and cash equivalents of discontinued operations	—	—	(9,593)	(9,593)
(Decrease) increase in cash and cash equivalents of continuing operations	(107,764)	—	19,145	(88,619)
Cash and cash equivalents at beginning of year	383,674	—	60,946	444,620
Cash and cash equivalents at end of year	$275,910	$—	$80,091	$356,001

Note 21 - Guarantor Subsidiaries - Continued

Condensed Consolidating Statements of Cash Flows
(in thousands)

	For the year ended December 31,
2012:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(88,461)	$—	$632,945	$544,484
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(34,873)	(34,873)
Divestitures of businesses, net	—	—	19,207	19,207
Capital expenditures	—	—	(96,924)	(96,924)
Marketable securities	(25,514)	—	496	(25,018)
Other	—	—	(1,726)	(1,726)
Net cash flows used in investing activities	(25,514)	—	(113,820)	(139,334)
Cash flows from financing activities:
Payments on term loans	(24,688)	—	—	(24,688)
Proceeds from long-term borrowings and obligations	425,000	—	—	425,000
Payments on long-term borrowings and obligations	(453,573)	—	—	(453,573)
Capped call transaction	(48,126)	—	—	(48,126)
Fees paid for financing activities	(7,566)		—	(7,566)
Decrease in cash overdraft balance	(12)	—	(14,915)	(14,927)
Payments for Omnicare common stock repurchases	(388,968)	—	—	(388,968)
Proceeds for stock awards and exercise of stock options, net of stock tendered in payment	24,951	—	—	24,951
Dividends paid	(45,214)	—	—	(45,214)
Other	555,592	—	(553,680)	1,912
Net cash flows from (used in) financing activities	37,396	—	(568,595)	(531,199)
Net decrease in cash and cash equivalents	(76,579)	—	(49,470)	(126,049)
Less increase in cash and cash equivalents of discontinued operations	—	—	6,859	6,859
Decrease in cash and cash equivalents of continuing operations	(76,579)	—	(56,329)	(132,908)
Cash and cash equivalents at beginning of year	460,253	—	117,275	577,528
Cash and cash equivalents at end of year	$383,674	$—	$60,946	$444,620

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and our Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework (2013), our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 regarding our directors and executive officers, our Audit Committee and Section 16(a) compliance is included under the captions “Proposals Requiring Your Vote - Proposal No. 1: Election of Directors,” “Our Board of Directors,” “Corporate Governance - Governance Policies” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning our executive officers is included under the caption “Executive Officers of the Company” in Item I of this Annual Report.

Codes of Ethics. We expect all of our employees to act in accordance with and to abide by the Omnicare Code of Business Conduct and Ethics (the “Omnicare Code of Ethics”). The Omnicare Code of Ethics is a set of business values and procedures that provides guidance to our employees with respect to compliance with the law in all of their business dealings and decisions on behalf of Omnicare and with respect to the maintenance of ethical standards, which are a vital and integral part of our business.

The Omnicare Code of Ethics applies to all employees including our Chief Executive Officer, our Chief Financial Officer, our Principal Accounting Officer and our other senior financial officers (the “Senior Financial Officers”) and our Board of Directors. Omnicare has also adopted a separate Code of Ethics for our Senior Financial Officers. We will furnish any person, without charge, a copy of the Code of Ethics for the Senior Financial Officers upon written request addressed to Omnicare, Inc., 900 Omnicare Center, 201 East Fourth Street, Cincinnati, OH 45202, Attn.: Corporate Secretary. A copy of the Omnicare Code of Ethics and the Code of Ethics for the Senior Financial Officers can also be found on our website at www.omnicare.com. Any waiver of any provision of the Omnicare Code of Ethics or the Code of Ethics for our Senior Financial Officers may be granted to a Senior Financial Officer only by our Board of Directors or its Audit Committee. If such a waiver is granted, information concerning the waiver will be posted on our website at www.omnicare.com for a period of 12 months.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Our Board of Directors,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis”, and “Compensation Tables” in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2014 (in thousands, except exercise price data):

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(b)
Equity compensation plans
approved by stockholders(a)	461	$38.78	5,928
Equity compensation plans
not approved by stockholders	—	—	—
Total	461	$38.78	5,928

(a)	Includes the 2004 Stock and Incentive Plan and the 2014 Stock and Incentive Plan.

(b)	Excludes securities listed in the first column of the table.

The remaining information required by this Item 12 is included under the caption “Beneficial Ownership of Securities” in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance - Related Party Transactions” and “Our Board of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the captain “Proposals Requiring Your Vote - Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm - Fees and Services of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)          Financial Statements

Our 2014 Consolidated Financial Statements are included in Item 8 of this Annual Report.

(a)(2)          Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report.

(a)(3)      Exhibits

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of February 2015.

OMNICARE, INC. /s/Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated February 25, 2015:

Signature	Title
/s/Nitin Sahney	President and Chief Executive Officer and Director
Nitin Sahney	(Principal Executive Officer)
/s/Robert O. Kraft	Senior Vice President and Chief Financial Officer
Robert O. Kraft	(Principal Financial and Accounting Officer)

James D. Shelton, Director*
John L. Bernbach, Director *
James G. Carlson, Director *
Mark A. Emmert, Ph.D, Director*
Steven J. Heyer, Director*
Samuel R. Leno, Director*
Barry P. Schochet, Director*
Amy Wallman, Director*

*Alexander M. Kayne, by signing his name hereto, signs this document on behalf of each person indicated above pursuant to a power of attorney duly executed by such person and filed with the SEC.

/s/Alexander M. Kayne
Alexander M. Kayne (Attorney-in-Fact)

SCHEDULE II

OMNICARE, INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts
(in thousands)

Year ended December 31,	Balance at beginning of period	Additions charged to cost and expenses	Write-offs, (net of recoveries) and other	Balance at end of period
Allowance for uncollectible accounts receivable:
2014	$202,602	$84,460	$(85,187)	$201,875
2013	264,105	99,561	(161,064)	202,602
2012	352,417	97,995	(186,307)	264,105
Allowance for uncollectible notes receivable:
2014	$13,123	$309	$(604)	$12,828
2013	12,562	5,851	(5,290)	13,123
2012	11,554	2,792	(1,784)	12,562
Tax valuation allowance:
2014	$24,159	$77,542	$(5,989)	$95,712
2013	21,037	5,431	(2,309)	24,159
2012	20,502	3,765	(3,230)	21,037

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fifth Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 10, 2014).
4.1	Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2003).
4.2
Second Supplemental Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2003).

4.3	Amended and Restated Trust Agreement of Omnicare Capital Trust I, dated as of June 13, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2003).
4.4
Guarantee Agreement of the Company relating to the Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust I, dated as of June 13, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2003).

4.5
Third Supplemental Indenture, dated as of June 13, 2003, between the Company and SunTrust Bank, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2005).

4.6	Amended and Restated Trust Agreement of Omnicare Capital Trust II, dated as of March 8, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2005).
4.7
Guarantee Agreement of the Company relating to the Series B 4.00% Trust Preferred Income Equity Redeemable Securities of Omnicare Capital Trust II, dated as of March 8, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2005).

4.8
Indenture, dated as of December 15, 2005, by and among the Company, Omnicare Purchasing Company, LP, as guarantor and SunTrust Bank, as trustee (including the Form of 3.25% Convertible Senior Debenture due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2005).

4.9
Seventh Supplemental Indenture, dated as of December 7, 2010, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 3.75% Convertible Senior Subordinated Notes due 2025) (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2010).

4.10
Ninth Supplemental Indenture, dated as of April 28, 2013, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (including the Form of 3.50% Convertible Senior Subordinated Note due 2044) (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013).

4.11
Indenture, dated as of November 5, 2014, by and among the Company, Omnicare Purchasing Company, L.P., as guarantor, and U.S. Bank National Association, as trustee (including the Form of 3.25% Convertible Senior Exchange Debenture due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2014).

4.12
Senior Debt Securities Indenture, dated as of November 21, 2014, by and among the Company and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 21, 2014).

4.13
First Supplemental Indenture, dated as of November 21, 2014, by and among the Company and U.S. Bank National Association, as trustee (including the Form of 4.75% Senior Notes due 2022) (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 21, 2014).

4.14
Second Supplemental Indenture, dated as of November 21, 2014, by and among the Company and U.S. Bank National Association, as trustee (including the Form of 5.00% Senior Notes due 2024) (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 21, 2014).

10.1*	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 1999).
10.2*	2004 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2004).
10.3*	Annual Incentive Plan for Senior Executive Officers (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2014).

10.4*	2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2014).
10.5**	Pharmaceutical Prime Vendor Agreement, by and between the Company and McKesson Corporation, dated as of January 1, 2015.
10.6*
Separation and General Release Agreement, dated as of February 27, 2014, between the Company and Randall Carpenter (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2014).

10.7*	Form of Stock Option Award Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2012).
10.8*	Form of Restricted Stock Award Agreement (officers) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2012).
10.9*	Form of Restricted Stock Award Agreement (non-officer employees) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2012).
10.10*	Form of Performance Restricted Stock Unit Award Agreement I (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2012).
10.11*	Form of 2014 Stock and Incentive Plan Restricted Stock Award Agreement.
10.12*	Form of 2014 Stock and Incentive Plan Performance Restricted Stock Unit Award Agreement.
10.13
Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among the Company, as the borrower, the lenders named therein, SunTrust Bank, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Barclays Bank PLC, Goldman Sachs Bank USA and Bank of America, N.A., as co-documentation agents (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 4, 2012).

10.14
Amendment No. 1, dated as of November 5, 2014, to the Amended and Restated Credit Agreement dated as of September 28, 2012, by and among the Company, the Guarantors party thereto, the lenders identified therein, and SunTrust Bank, as Administrative Agent.

10.15
Amendment No. 2, dated as of November 13, 2014, to the Amended and Restated Credit Agreement dated as of September 28, 2012, by and among the Company, the Guarantors party thereto, the lenders identified therein, and SunTrust Bank, as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.16*	Form of Performance Restricted Stock Unit Award Agreement II (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 19, 2013).
10.17*	Senior Executive Severance Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 19, 2013).
10.18*	Executive Severance Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 19, 2013).
10.19*	Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 19, 2013).
10.20*	Senior Executive Change in Control Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 24, 2013).
10.21*
Amended and Restated Employment Agreement between the Company and John L. Workman, dated as of July 1, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 23, 2013).

10.22*	General Release Agreement, dated as of July 1, 2014, between the Company and John L. Workman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 23, 2014).
10.23*
Amended and Restated Employment Agreement, dated as of April 14, 2014, between the Company and Nitin Sahney (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2014).

10.24*	Form of Performance Restricted Stock Unit Award Agreement III (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 19, 2013).
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.

32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
* Indicates management contract or compensatory arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. Such information has been filed separately with the SEC.