Form 10-Q
period 2015-03-31
OMNICARE INC
filed 2015-04-29
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	96,876,512	March 31, 2015

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT MARCH 31, 2015

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,659,842	$1,571,038
Cost of sales	1,310,379	1,212,584
Gross profit	349,463	358,454
Selling, general and administrative expenses	167,423	186,813
Provision for doubtful accounts	19,191	21,561
Settlement, litigation and other related charges	9,820	7,052
Other charges	1,049	10,276
Operating income	151,980	132,752
Interest expense, net of investment income	(27,649)	(29,441)
Income before income taxes	124,331	103,311
Income tax expense	46,942	39,673
Income from continuing operations before income taxes	77,389	63,638
Income from discontinued operations	—	136
Net income	$77,389	$63,774

Earnings per common share - Basic
Continuing Operations	$0.80	$0.65
Discontinued Operations	—	—
Net income	$0.80	$0.65

Earnings per common share - Diluted
Continuing Operations	$0.75	$0.59
Discontinued Operations	—	—
Net income	$0.75	$0.59

Dividends per common share	$0.22	$0.20

Weighted average number of common shares outstanding:
Basic	96,721	98,566
Diluted	103,195	107,767

Comprehensive income	$77,539	$63,997

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$322,493	$153,799
Accounts receivable, less allowances of $214,429 ( 2014-$201,875 )	632,606	578,761
Inventories	463,912	519,584
Deferred income tax benefits	60,227	59,200
Other current assets	201,684	287,560
Total current assets	1,680,922	1,598,904
Properties and equipment, at cost less accumulated depreciation of $346,631 ( 2014-$332,684 )	268,827	267,753
Goodwill	4,064,951	4,061,806
Identifiable intangible assets, less accumulated amortization of $264,482 ( 2014-$257,283 )	97,090	98,942
Other noncurrent assets	74,847	80,385
Total noncurrent assets	4,505,715	4,508,886
Total assets	$6,186,637	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,842	$219,358
Accrued employee compensation	38,557	46,830
Current debt	448,754	446,717
Other current liabilities	198,246	154,726
Total current liabilities	1,013,399	867,631
Long-term debt, notes and convertible debentures	1,512,316	1,517,559
Deferred income tax liabilities	943,262	936,247
Other noncurrent liabilities	44,111	45,926
Total noncurrent liabilities	2,499,689	2,499,732
Total liabilities	3,513,088	3,367,363
Commitments and contingencies ( Note 7 )
Convertible debt ( Note 5 )	148,334	151,706
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 138,803,186 shares issued ( 2014-138,425,862 shares issued )	138,803	138,426
Paid-in capital	2,238,850	2,210,526
Retained earnings	1,813,359	1,757,386
Treasury stock, at cost - 41,926,674 shares ( 2014-39,997,930 shares )	(1,663,122)	(1,514,792)
Accumulated other comprehensive loss	(2,675)	(2,825)
Total stockholders’ equity	2,525,215	2,588,721
Total liabilities and stockholders’ equity	$6,186,637	$6,107,790

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Three Months Ended March 31,

	2015	2014
Cash flows from operating activities:
Net income	$77,389	$63,774
Income from discontinued operations	—	(136)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	14,697	13,934
Amortization	16,666	19,802
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	(63,352)	(64,041)
Inventories	56,000	69,784
Current and noncurrent assets	101,418	(4,450)
Accounts payable	94,298	54,154
Accrued employee compensation	(8,478)	(4,647)
Current and noncurrent liabilities	47,618	23,412
Net cash flows from operating activities of continuing operations	336,256	171,586
Net cash flows from operating activities of discontinued operations	—	5,912
Net cash flows from operating activities	336,256	177,498
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(9,328)	—
Disposition of businesses, net	—	3,629
Capital expenditures	(13,473)	(26,165)
Other	—	12
Net cash flows used in investing activities of continuing operations	(22,801)	(22,524)
Net cash flows used in investing activities of discontinued operations	—	(296)
Net cash flows used in investing activities	(22,801)	(22,820)
Cash flows used in financing activities:
Payments on term loans	(5,000)	(5,313)
Payments on long-term borrowings and obligations	(2,385)	(39,030)
Fees paid for financing activities	(1,977)	—
Increase (decrease) in cash overdraft balance	13,734	(3,537)
Payments for Omnicare common stock repurchases	(125,000)	(95,417)
Proceeds (outflows) for stock awards and exercise of stock options and related withholding taxes, net	(6,512)	3,968
Dividends paid	(21,171)	(19,596)
Other	3,550	849
Net cash flows used in financing activities	(144,761)	(158,076)
Net increase (decrease) in cash and cash equivalents	168,694	(3,398)
Increase in cash and cash equivalents of discontinued operations	—	5,616
Increase (decrease) in cash and cash equivalents of continuing operations	168,694	(9,014)
Cash and cash equivalents at beginning of period	153,799	356,001
Cash and cash equivalents at end of period	$322,493	$346,987

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

Omnicare, Inc. and its consolidated subsidiaries (“Omnicare” or the “Company”) have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in its consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K (“2014 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the 2014 Annual Report, together with any related updates included in the Company’s subsequent periodic Securities and Exchange Commission (“SEC”) filings. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Accounts Receivable
The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of payors (in thousands):

March 31, 2015	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and third-party payors	$221,631	$36,072	$257,703
Facility payors	321,127	93,482	414,609
Private pay payors	71,930	102,793	174,723
Total gross accounts receivable	$614,688	$232,347	$847,035
December 31, 2014
Medicare (Part D and Part B), Medicaid and third-party payors	$184,492	$28,818	$213,310
Facility payors	297,308	99,036	396,344
Private pay payors	69,693	101,289	170,982
Total gross accounts receivable	$551,493	$229,143	$780,636

Sourcing Agreement
Effective January 1, 2015, the Company entered into a pharmaceutical sourcing agreement with McKesson Corporation (“McKesson”).   The agreement has a five-year term, but both parties are able to terminate the agreement at the end of 2017.  Under the agreement, with limited exceptions, the Company will purchase its branded and generic pharmaceutical products from McKesson.

Notes Receivable
As of March 31, 2015 and December 31, 2014, gross notes receivable were approximately $77 million and $81 million, respectively, of which approximately $50 million and $52 million, respectively, were included in “Other current assets” on the Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the allowance for credit losses on the notes receivable was approximately $11 million and $13 million, respectively, which was included in “Other current assets” on the Consolidated Balance Sheets.
Interest income on the notes receivable is recognized on an accrual basis when earned. Interest income was $1 million for the three months ended March 31, 2015 and 2014.

Fair Value
Embedded in certain series of the Company’s convertible debt securities are derivative instruments - contingent interest provisions, interest reset provisions and contingent conversion parity provisions. The embedded derivatives are valued quarterly using Level 3 inputs, and at March 31, 2015 and December 31, 2014, the values of the derivatives embedded in the convertible debt securities were not material. See “Note 5 - Debt”.

Stock-Based Compensation
Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $5 million for the three months ended March 31, 2015 and $6 million for the three months ended March 31, 2014.

Other Charges
Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Separation and other employee related costs	$571	$10,276
Acquisition and other related costs	478	—
Total - other charges	$1,049	$10,276

Separation and Other Costs
In the three months ended March 31, 2015 and 2014, the Company incurred separation-related costs and accelerated stock based compensation expense for certain employees of approximately $0.6 million and $10 million, respectively. These charges are reflected in “Other charges” on the Consolidated Statement of Comprehensive Income.

Acquisition and Other Related Costs
The Company completed one acquisition, which was not significant to the operations of the Company, in the three months ended March 31, 2015. The Company incurred professional fees and acquisition related costs, which are included in “Other charges” on the Consolidated Statement of Comprehensive Income.

Income Taxes
The Company’s quarterly effective tax rates are different than the federal statutory rate for the three months ended March 31, 2015 and 2014 primarily as a result of the impact of state and local income taxes. Additionally, the effective rate for the three months ended March 31, 2014 was impacted by the favorable resolution of the Internal Revenue Service exam of the Company’s tax returns for the 2011 and 2012 tax years.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCI”) consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Unrealized loss on fair value of investments	$(300)	$(300)
Pension and post-employment benefits	(2,375)	(2,525)
Total accumulated other comprehensive loss, net	$(2,675)	$(2,825)

The amounts are net of applicable tax benefits, which were not material at March 31, 2015 and December 31, 2014. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income.

Common Stock Repurchase Program
In the three months ended March 31, 2015 and 2014, the Company repurchased approximately 1.8 million shares of its common stock for $125 million, and approximately 1.6 million shares of its common stock for $95 million, respectively. Through March 31, 2015, the Company has repurchased approximately 29.3 million shares under its share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $140 million of additional shares of common stock.

As part of its share repurchase programs, in December 2014, the Company entered into two accelerated share repurchase agreements (“ASRs”) with third-party financial institutions. Under the first ASR, the Company paid $75 million and received approximately 0.8 million shares of its common stock valued at $60 million in December 2014. The $15 million balance was recorded as an equity forward contract, included in paid-in capital at December 31, 2014, and settled in January 2015 with approximately 0.2 million additional shares of common stock. Under the second ASR, the Company paid $100 million and received approximately 1.1 million shares valued at $80 million in January 2015. The $20 million equity forward contract settled in February 2015 with approximately 0.2 million additional shares of common stock.

Recently Issued Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis”. The amendments in this update change the analysis that a reporting entity must conduct to determine whether limited partnerships and similar legal entities should be consolidated. The guidance responds to public concerns that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

Note 3 - Discontinued Operations

In the fourth quarter of 2013, the Company’s end-of-life hospice pharmacy business (“Hospice”) as well as certain retail operations (“Retail”) qualified for discontinued operations treatment. In the second quarter of 2014, the Company finalized the sale of Retail for net proceeds of approximately $6 million and in the third quarter of 2014, the Company finalized the sale of Hospice for net proceeds of approximately $65 million. There was no activity related to Hospice or Retail in the three months ended March 31, 2015.

Selected financial information related to the discontinued operations follows (in thousands):

Three Months Ended March 31,
2014
Net Sales
Hospice	$48,357
Retail	10,170
Net sales - total discontinued	58,527

Income (loss) from operations, pretax
Hospice	1,214
Retail	(474)
Income from operations - total discontinued, pretax	740

Income tax (benefit) expense
Hospice	776
Retail	(172)
Income tax expense - total discontinued	604

Income (loss) from discontinued operations
Hospice	438
Retail	(302)
Income from discontinued operations - total	$136

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2014	$3,571,369	$490,437	$4,061,806
Goodwill from acquisition	3,145	—	3,145
Goodwill balance as of March 31, 2015	$3,574,514	$490,437	$4,064,951

The Company’s intangible amortization expense was approximately $8 million for the three months ended March 31, 2015 and 2014.

Note 5 - Debt

The following table summarizes the Company’s debt (in thousands):

	March 31, 2015	December 31, 2014
Revolving loans	$—	$—
Senior term loan, due 2019	390,000	395,000
4.75% senior notes, due 2022	400,000	400,000
5.00% senior notes, due 2024	300,000	300,000
3.75% convertible senior subordinated notes, due 2025	79,969	79,972
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
4.00% junior subordinated convertible debentures, due 2033	305,632	306,683
3.25% convertible senior debentures, due 2035	186,033	186,033
3.25% convertible senior exchange debentures, due 2035	241,467	241,467
Capitalized lease and other debt obligations	11,201	13,083
Subtotal	2,338,552	2,346,488
(Subtract) unamortized debt discount	(377,482)	(382,212)
(Subtract) current portion of debt	(448,754)	(446,717)
Total long-term debt, net	$1,512,316	$1,517,559

3.75% Convertible Senior Subordinated Notes, due 2025
As of March 31, 2015, approximately $80 million aggregate principal amount of the Company’s 3.75% Convertible Senior Subordinated Notes, due 2025 (the “2025 Notes”) remained outstanding. Holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. As of March 31, 2015, the adjusted conversion rate is approximately 37.64 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an adjusted conversion price of approximately $26.56 per share), subject to adjustment in certain circumstances. As of March 31, 2015 and December 31, 2014, the 2025 Notes were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the 2025 Notes have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets. Because the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature that had not yet been accreted to its face value.

4.00% Junior Subordinated Convertible Debentures, due 2033
As of March 31, 2015, approximately $306 million aggregate principal amount of the Company’s 4.00% Junior Subordinated Convertible Debentures, due 2033 (the “2033 Debentures”) was outstanding. The 2033 Debentures underlie the 4.00% Trust Preferred Income Equity Redeemable Securities (“Trust PIERS”) of Omnicare Capital Trust I and Omnicare Capital Trust II (the “Series A Trust PIERS” and “Series B Trust PIERS”, respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable trust, which assets consist solely of a corresponding amount of 2033 Debentures. The Series A Trust PIERS and the Series B Trust PIERS have substantially similar terms, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter or during the five business day period following any ten trading day period in which the average closing sale price for the applicable series of Trust PIERS was less than 105% (prior to June 15, 2028) of the average of the conversion values for such series of Trust PIERS (or less than 98% on or after June 15, 2028), or under certain other specified circumstances. As of March 31, 2015, the conversion rate is approximately 1.22 shares of common stock per $50 stated liquidation amount of Trust PIERS (equivalent to a conversion price of approximately $40.82 per share), subject to adjustment in certain circumstances. As of March 31, 2015 and December 31, 2014, the Trust PIERS (and the underlying 2033 Debentures) were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the underlying 2033 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheet. Because the terms of the majority of the 2033

Debentures require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature that had not yet been accreted to its face value.

The Trust PIERS (and underlying 2033 Debentures) have attained the threshold requiring payment of contingent interest in addition to regular cash interest. The Trust PIERS have accrued and paid contingent interest (ranging from $0.07 to $0.11 per $50 stated liquidation amount of Trust PIERS) for each quarterly interest period since June 2013.

3.25% Convertible Senior Debentures due 2035
As of March 31, 2015, approximately $186 million aggregate principal amount of the Company’s 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) remained outstanding. Holders of the Initial 2035 Debentures have the right, on December 15, 2015 (the “Put Date”), to require the Company to repurchase all or a portion of their Initial 2035 Debentures at a cash repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest, if any). Because the Put Date occurs in 2015, the Initial 2035 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. The approximately $241 million aggregate principal amount outstanding of the Company’s 3.25% Convertible Senior Exchange Debentures due 2035 has not been classified as current debt because the put date for this series is not until January 15, 2021.

As outlined above and in the 2014 Annual Report, several series of the Company’s outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of Omnicare common stock under specified circumstances, including if the closing price of the Company’s common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, the Company will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that the Company will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after the Company receives a holder’s notice of conversion. As of March 31, 2015, approximately $386 million in aggregate principal amount of Convertible Notes were convertible, including the 2025 Notes and the 2033 Debentures. Additionally, holders of approximately $186 million aggregate principal amount of the Initial 2035 Debentures have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the trading price of the Company’s common stock during the applicable measurement period. The Company cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on the Company’s results of operations, financial condition, liquidity or cash flows.

Revolving Credit Facility and Term Loan
As of March 31, 2015, there was $390 million outstanding under the Company’s term loan. The interest rate on the term loan was 1.93% at March 31, 2015. As of March 31, 2015, the Company had no outstanding borrowings under its revolving credit facility, except for approximately $13 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

Deferred Debt Issuance Costs
The Company amortized to expense approximately $1 million of deferred debt issuance costs during each of the three month periods ended March 31, 2015 and 2014.

Information relating to the Company’s convertible securities at March 31, 2015 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$6,913	10.75	8.25%
4.00% junior subordinated convertible debentures, due 2033	$117,942	18.25	8.01%
3.25% convertible senior debentures, due 2035	$233,901	0.75	7.63%
3.25% convertible senior exchange debentures, due 2035	$25,259	6.00	5.24%
3.50% convertible senior subordinated notes, due 2044	$208,200	28.90	7.70%

The fair value of the Company’s fixed rate debt instruments is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	March 31, 2015		December 31, 2014
Financial Instrument	Book Value	Market Value	Book Value	Market Value
4.75% senior notes, due 2022	$400,000	$414,000	$400,000	$408,000
5.00% senior notes, due 2024	300,000	328,100	300,000	316,700
3.75% convertible senior subordinated notes, due 2025
Carrying value	54,513	—	54,148	—
Unamortized debt discount	25,456	—	25,824	—
Principal amount	79,969	234,000	79,972	211,900
4.00% junior subordinated convertible debentures, due 2033
Carrying value	188,616	—	188,550	—
Unamortized debt discount	117,016	—	118,133	—
Principal amount	305,632	581,500	306,683	550,200
3.25% convertible senior debentures, due 2035
Carrying value	180,171	—	178,284	—
Unamortized debt discount	5,862	—	7,749	—
Principal amount	186,033	203,900	186,033	197,000
3.25% convertible senior exchange debentures, due 2035
Carrying value	217,615	—	216,738	—
Unamortized debt discount	23,852	—	24,729	—
Principal amount	241,467	282,500	241,467	279,500
3.50% convertible senior subordinated notes, due 2044
Carrying value	218,954	—	218,474	—
Unamortized debt discount	205,296	—	205,776	—
Principal amount	424,250	518,900	424,250	507,000

Note 6 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended March 31,
2015:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$77,389		$0.80
Loss from discontinued operations	—		—
Net income	$77,389	96,721	$0.80
Effect of Dilutive Securities
Convertible securities	66	6,028
Stock options, units and awards	—	446
Diluted EPS
Income from continuing operations plus assumed conversions	$77,455		$0.75
Loss from discontinued operations	—		—
Net income plus assumed conversions	$77,455	103,195	$0.75

	Three months ended March 31,
2014:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$63,638		$0.65
Income from discontinued operations	136		—
Net income	$63,774	98,566	$0.65
Effect of Dilutive Securities
Convertible securities	66	8,463
Stock options, warrants, units and awards	—	738
Diluted EPS
Income from continuing operations plus assumed conversions	$63,704		$0.59
Income from discontinued operations	136		—
Net income plus assumed conversions	$63,840	107,767	$0.59

EPS is reported independently for each amount presented. Accordingly, the sum of the individual amounts may not necessarily equal the separately calculated amounts for the corresponding period.

The Company is required to include additional shares in its diluted shares outstanding calculation based on the treasury stock method when the average market price of a share of Omnicare common stock on the New York Stock Exchange for the applicable period exceeds the following amounts:

Convertible Debt	Price
3.75% convertible senior subordinated notes, due 2025	$26.56
4.00% junior subordinated convertible debentures, due 2033	$40.82
3.25% convertible senior debentures, due 2035	$77.00
3.25% convertible senior exchange debentures, due 2035	$77.00
3.50% convertible senior subordinated notes, due 2044	$70.00

Diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014 excludes the impact of an immaterial number of stock options and stock awards with exercise prices that are greater than the average fair market value of the Company’s common stock during the applicable period.

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

On November 26, 2013, a complaint entitled United States, et al., ex rel. Frank Kurnik v. Amgen, Inc., Omnicare, Inc., PharMerica Corp., and Kindred Healthcare, Inc., No. 3:11-cv-01464-JFA, was unsealed by the U.S. District Court for the District of South Carolina. The U.S. Department of Justice notified the court that it intervened against Omnicare for the purposes of settlement. The complaint alleged violations of the False Claims Act stemming from activities in connection with agreements it had with the manufacturer of the pharmaceutical Aranesp that allegedly violated the Anti-Kickback Statute. On February 27, 2014, the Company agreed to a settlement of this matter in exchange for a payment of $4.2 million, which was accrued as of December 31, 2013 and paid in the first half of 2014. On February 28, 2014, the Court dismissed this case with prejudice.

On July 29, 2013, a complaint entitled James D. “Buddy” Caldwell, Attorney General, ex rel. State of Louisiana v. Abbott Laboratories, Inc., et al., No. 603091, was served on Omnicare. The complaint was brought by the Louisiana Attorney General alleging that certain activities in connection with agreements Omnicare had with Abbott, the manufacturer of the pharmaceutical Depakote, violated the Louisiana Medical Assistance Program Integrity Laws and Unfair Trade Practices Act. On February 13, 2015, the Company and the State finalized an agreement to settle and dismiss all claims in the complaint in exchange for a non-material sum. The Company recorded a provision equal to the settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2014. On March 2, 2015, the court dismissed this case with prejudice.

On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice has notified the court that it declined to intervene in this action at this time. On June 12, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On April 1, 2015, the Company moved to disqualify and dismiss the case with prejudice as to the relator. The parties are currently in discovery. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

On March 11, 2013, a qui tam complaint entitled United States et al. ex rel. Marc Silver v. Omnicare, Inc. et al. Civil No. 1:11-cv-01326, which had been filed under seal in the U.S. District Court for the District of New Jersey, was unsealed by the court. The complaint was brought by Marc Silver as a private party qui tam relator on behalf of the federal government and several state governments. The action alleged civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute. The U.S. Department of Justice notified the court that it declined to intervene in this action. On January 24, 2014, as part of a revised agreement in principle to settle the claims alleged in the Gale complaint (as described below), the Company agreed to pay $8.24 million and no attorneys’ fees to settle all state claims in the Silver complaint and the U.S. Department of Justice agreed to have all federal claims in the Silver complaint dismissed with prejudice. The agreement in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint was executed by the federal government, the Company, relators and relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims were executed by each state named in the Silver complaint except for the State of Hawaii. On September 16, 2014, the court entered an order dismissing the Company from the case with prejudice.

On October 5, 2011, a qui tam complaint, entitled United States ex rel. Donald Gale v. Omnicare, Inc., No. 1:10-cv-0127, was served on the Company. The case had been filed on January 19, 2010 under seal with the U.S. District Court for the Northern District of Ohio, Eastern Division. The complaint was unsealed by the court on June 9, 2011 after the U.S. Department of Justice notified the court that it declined to intervene in this action. The complaint was brought by Donald Gale as a private party qui tam relator on behalf of the federal government. The action alleged civil violations of the False Claims Act based on allegations that the Company provided certain customer facilities with discounts and other forms of remuneration in return for referrals of business in violation of the Anti-Kickback Statute, and offered pricing terms in violation of the “most favored customer” pricing laws of various state Medicaid plans. On January 24, 2014, the Company reached an agreement in principle, without admitting liability, with the U.S. Department of Justice (which was granted leave to intervene on February 20, 2014), in which the Company agreed to pay $116 million and no attorneys’ fees to settle the claims alleged in the Gale complaint and to pay $8.24 million and no attorneys’ fees to settle all federal and state claims alleged in the Silver complaint. In addition, the Company and the relator reached an agreement in principle pursuant to which the relator paid the Company $4.24 million to settle the Company’s motion for sanctions. These agreements in principle relating to the claims in the Gale complaint and the federal claims in the Silver complaint were executed by the federal government, the Company, the relators and relators’ counsel on June 24, 2014. The agreements in principle relating to the state claims in Silver were executed by each state named in the Silver complaint except for the State of Hawaii. The Company recorded a provision equal to the net settlement amount and an estimate of legal fees in its financial results for the year ended December 31, 2013. During the third quarter of 2014, settlement payments of $116 million and $8.24 million were made related to the Gale and Silver complaints, respectively, and $4.24 million was received related to the motion for sanctions filed by the Company against relator Gale and his attorneys. On August 11, 2014, the court entered an order dismissing with prejudice all claims against the Company.

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

As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney’s Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General (“OIG”) with a term of five years from November 2, 2009 with certain provisions continuing for a period after the term. Pursuant to the CIA, the Company is required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, have been incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties. The OIG is currently seeking information concerning the Company’s compliance programs and policies and its arrangements. The Company continues to review its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts has increased and may continue to increase.

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On October 4, 2013, the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari. Oral argument at the United States Supreme Court was held on November 3, 2014. On March 24, 2015, the United States Supreme Court vacated the decision by the U.S. Court of Appeals for the Sixth Circuit and remanded the case to the District Court for the Eastern District of Kentucky.

For the three months ended March 31, 2015 and 2014, charges of approximately $10 million and $7 million, respectively, were included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with the federal government and various states, qui tam lawsuits, and costs associated with the purported class and derivative actions against the Company. In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, the Company maintains a compliance program that establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies. In connection with its compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent over payments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income.

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

The inherently unpredictable nature of legal proceedings may be exacerbated by various factors from time to time, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) significant facts are in dispute; (vi) a large number of parties are participating in the proceedings (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) the proceedings present a wide range of potential outcomes. With respect to violations of the False Claims Act, treble damages and/or additional penalties per claim may apply. Consequently, unless otherwise stated, no estimate of the possible loss or range of loss in excess of the amounts accrued, if any, can be made at this time regarding the pending matters described above. Further, there can be no assurance that the ultimate resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

(In thousands)	Three months ended March 31,
2015:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,194,520	$465,271	$51	$1,659,842
Depreciation and amortization expense	(16,815)	(1,176)	(13,372)	(31,363)
Settlement, litigation and other related charges	(9,820)	—	—	(9,820)
Other (charges) credits	(1,391)	—	342	(1,049)
Operating income (loss)	151,703	39,003	(38,726)	151,980
2014:
Net sales	$1,191,253	$379,672	$113	$1,571,038
Depreciation and amortization expense	(17,471)	(1,127)	(15,138)	(33,736)
Settlement, litigation and other related charges	(7,052)	—	—	(7,052)
Other charges	(2,511)	—	(7,765)	(10,276)
Operating income (loss)	152,584	31,729	(51,561)	132,752

Note 9 - Guarantor Subsidiaries

The Company’s 4.75% Senior Notes due 2022, 5.00% Senior Notes due 2024, 2025 Notes and 3.50% Convertible Senior Subordinated Notes due 2044 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by substantially all of the Company’s 100% owned subsidiaries (the “Guarantor Subsidiaries”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014 for the balance sheets, as well as the three months ended March 31, 2015 and 2014 for the statements of comprehensive income (loss) and the statements of cash flows. Separate complete financial statements of the Guarantor Subsidiaries are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiaries. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31,
2015:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,627,819	$32,023	$—	$1,659,842
Cost of sales	—	1,289,350	21,029	—	1,310,379
Gross profit	—	338,469	10,994	—	349,463
Selling, general and administrative expenses	828	162,577	4,018	—	167,423
Provision for doubtful accounts	—	18,892	299	—	19,191
Settlement, litigation and other related charges	—	9,820	—	—	9,820
Other charges	—	1,049	—	—	1,049
Operating (loss) income	(828)	146,131	6,677	—	151,980
Interest expense, net of investment income	(27,422)	(227)	—	—	(27,649)
(Loss) income before income taxes	(28,250)	145,904	6,677	—	124,331
Income tax (benefit) expense	(10,859)	55,234	2,567	—	46,942
(Loss) income from continuing operations	(17,391)	90,670	4,110	—	77,389
Loss from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	94,780	—	—	(94,780)	—
Net income (loss)	$77,389	$90,670	$4,110	$(94,780)	$77,389
Comprehensive income (loss)	$77,539	$90,670	$4,110	$(94,780)	$77,539
2014:
Net sales	$—	$1,540,006	$31,032	$—	$1,571,038
Cost of sales	—	1,194,399	18,185	—	1,212,584
Gross profit	—	345,607	12,847	—	358,454
Selling, general and administrative expenses	987	182,120	3,706	—	186,813
Provision for doubtful accounts	—	21,047	514	—	21,561
Settlement, litigation and other related charges	—	7,052	—	—	7,052
Other charges	—	10,276	—	—	10,276
Operating (loss) income	(987)	125,112	8,627	—	132,752
Interest expense, net of investment income	(29,156)	(285)	—	—	(29,441)
(Loss) income before income taxes	(30,143)	124,827	8,627	—	103,311
Income tax (benefit) expense	(11,671)	48,004	3,340	—	39,673
(Loss) income from continuing operations	(18,472)	76,823	5,287	—	63,638
Income (loss) from discontinued operations	—	(267)	403	—	136
Equity of net income (loss) of subsidiaries	88,246	—	—	(88,246)	—
Net income (loss)	$69,774	$76,556	$5,690	$(88,246)	$63,774
Comprehensive income	$63,997	$82,556	$5,690	$(88,246)	$63,997

Note 9 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2015	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$279,669	$25,555	$17,269	$—	$322,493
Accounts receivable, net (including intercompany)	—	631,476	160,678	(159,548)	632,606
Inventories	—	457,174	6,738	—	463,912
Deferred income tax benefits, net-current	—	60,022	583	(378)	60,227
Other current assets	2,956	167,394	31,334	—	201,684
Total current assets	282,625	1,341,621	216,602	(159,926)	1,680,922
Properties and equipment, net	—	263,891	4,936	—	268,827
Goodwill	—	4,036,146	28,805	—	4,064,951
Identifiable intangible assets, net	—	95,972	1,118	—	97,090
Other noncurrent assets	21,742	53,069	36	—	74,847
Investment in subsidiaries	4,723,369	—	—	(4,723,369)	—
Total assets	$5,027,736	$5,790,699	$251,497	$(4,883,295)	$6,186,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$55,635	$634,187	$34,371	$(159,548)	$564,645
Current portion of long-term debt	443,300	5,454	—	—	448,754
Current liabilities of discontinued operations	—	—	—	—	—
Long-term debt, notes and convertible debentures	1,506,569	5,747	—	—	1,512,316
Deferred income tax liabilities	348,683	594,957	—	(378)	943,262
Other noncurrent liabilities	—	42,382	1,729	—	44,111
Convertible debt	148,334	—	—	—	148,334
Stockholders’ equity	2,525,215	4,507,972	215,397	(4,723,369)	2,525,215
Total liabilities and stockholders’ equity	$5,027,736	$5,790,699	$251,497	$(4,883,295)	$6,186,637
As of December 31, 2014
ASSETS
Cash and cash equivalents	$113,072	$26,865	$13,862	$—	$153,799
Accounts receivable, net (including intercompany)	—	576,151	100,046	(97,436)	578,761
Inventories	—	511,840	7,744	—	519,584
Deferred income tax benefits, net-current	—	58,988	432	(220)	59,200
Other current assets	2,287	256,106	29,167	—	287,560
Total current assets	115,359	1,429,950	151,251	(97,656)	1,598,904
Properties and equipment, net	—	262,689	5,064	—	267,753
Goodwill	—	4,033,001	28,805	—	4,061,806
Identifiable intangible assets, net	—	97,613	1,329	—	98,942
Other noncurrent assets	21,717	58,629	39	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$459,808	$30,817	$(97,436)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Long-term debt, notes and convertible debentures	1,510,212	7,347	—	—	1,517,559
Deferred income tax liabilities	343,816	592,651	—	(220)	936,247
Other noncurrent liabilities	—	44,228	1,698	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	4,777,848	153,973	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three months ended March 31,
2015:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(1,299)	$334,047	$3,508	$336,256
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(9,328)	—	(9,328)
Capital expenditures	—	(13,372)	(101)	(13,473)
Net cash flows used in investing activities	—	(22,700)	(101)	(22,801)
Cash flows from financing activities:
Payments on terms loans	(5,000)	—	—	(5,000)
Payments on long-term borrowings and obligations	(2,385)	—	—	(2,385)
Fees paid for financing activities	(1,977)	—	—	(1,977)
Decrease in cash overdraft balance	12,574	1,160	—	13,734
Payments for Omnicare common stock repurchase	(125,000)	—	—	(125,000)
Dividends paid	(21,171)	—	—	(21,171)
Other	310,855	(313,817)	—	(2,962)
Net cash flows from (used in) financing activities	167,896	(312,657)	—	(144,761)
Net increase (decrease) in cash and cash equivalents	166,597	(1,310)	3,407	168,694
Increase (decrease) from discontinued operations	—	—	—	—
Net increase (decrease) from continuing operations	166,597	(1,310)	3,407	168,694
Cash and cash equivalents at beginning of period	113,072	26,865	13,862	153,799
Cash and cash equivalents at end of period	$279,669	$25,555	$17,269	$322,493
2014:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(1,854)	$178,130	$1,222	$177,498
Cash flows from investing activities:
Divestiture of business, net	—	3,629	—	3,629
Capital expenditures	—	(25,702)	(463)	(26,165)
Other	—	(5)	(279)	(284)
Net cash flows used in investing activities	—	(22,078)	(742)	(22,820)
Cash flows from financing activities:
Payments on term loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(39,030)	—	—	(39,030)
Decrease in cash overdraft balance	(2,611)	(926)	—	(3,537)
Payments for Omnicare common stock repurchases	(95,417)	—	—	(95,417)
Dividends paid	(19,596)	—	—	(19,596)
Other	172,321	(167,504)	—	4,817
Net cash flows from (used in) financing activities	10,354	(168,430)	—	(158,076)
Net increase (decrease) in cash and cash equivalents	8,500	(12,378)	480	(3,398)
Increase (decrease) from discontinued operations	—	5,895	(279)	5,616
Net increase (decrease) from continuing operations	8,500	(18,273)	759	(9,014)
Cash and cash equivalents at beginning of period	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of period	$284,410	$49,777	$12,800	$346,987

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s Initial 2035 Debentures and 3.25% Convertible Senior Exchange Debentures due 2035 are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a 100% owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014 for the balance sheets, as well as the three months ended March 31, 2015 and 2014 for the statements of comprehensive income (loss) and the statements of cash flows. Separate complete financial statements of the Guarantor Subsidiary are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiary. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31,
2015:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,659,842	$—	$1,659,842
Cost of sales	—	—	1,310,379	—	1,310,379
Gross profit	—	—	349,463	—	349,463
Selling, general and administrative expenses	828	441	166,154	—	167,423
Provision for doubtful accounts	—	—	19,191	—	19,191
Settlement, litigation and other related charges	—	—	9,820	—	9,820
Other charges	—	—	1,049	—	1,049
Operating (loss) income	(828)	(441)	153,249	—	151,980
Interest expense, net of investment income	(27,422)	—	(227)	—	(27,649)
(Loss) income before income taxes	(28,250)	(441)	153,022	—	124,331
Income tax (benefit) expense	(10,859)	(170)	57,971	—	46,942
(Loss) income from continuing operations	(17,391)	(271)	95,051	—	77,389
Loss from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	94,780	—	—	(94,780)	—
Net income (loss)	$77,389	$(271)	$95,051	$(94,780)	$77,389
Comprehensive income (loss)	$77,539	$(271)	$95,051	$(94,780)	$77,539
2014:
Net sales	$—	$—	$1,571,038	$—	$1,571,038
Cost of sales	—	—	1,212,584	—	1,212,584
Gross profit	—	—	358,454	—	358,454
Selling, general and administrative expenses	987	436	185,390	—	186,813
Provision for doubtful accounts	—	—	21,561	—	21,561
Settlement, litigation and other related charges	—	—	7,052	—	7,052
Other charges	—	—	10,276	—	10,276
Operating (loss) income	(987)	(436)	134,175	—	132,752
Interest expense, net of investment income	(29,156)	—	(285)	—	(29,441)
(Loss) income before income taxes	(30,143)	(436)	133,890	—	103,311
Income tax (benefit) expense	(11,671)	(169)	51,513	—	39,673
(Loss) income from continuing operations	(18,472)	(267)	82,377	—	63,638
Income from discontinued operations	—	—	136	—	136
Equity of net income of subsidiaries	88,246	—	—	(88,246)	—
Net income (loss)	$69,774	$(267)	$82,513	$(88,246)	$63,774
Comprehensive income (loss)	$63,997	$(267)	$88,513	$(88,246)	$63,997

Note 9 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of March 31, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$279,669	$—	$42,824	$—	$322,493
Accounts receivable, net (including intercompany)	—	201	632,606	(201)	632,606
Inventories	—	—	463,912	—	463,912
Deferred income tax benefits, net-current	—	—	60,227	—	60,227
Other current assets	2,956	13	198,715	—	201,684
Total current assets	282,625	214	1,398,284	(201)	1,680,922
Properties and equipment, net	—	10	268,817	—	268,827
Goodwill	—	—	4,064,951	—	4,064,951
Identifiable intangible assets, net	—	—	97,090	—	97,090
Other noncurrent assets	21,742	19	53,086	—	74,847
Investment in subsidiaries	4,723,369	—	—	(4,723,369)	—
Total assets	$5,027,736	$243	$5,882,228	$(4,723,570)	$6,186,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$55,635	$4	$509,207	$(201)	$564,645
Current portion of long-term debt	443,300	—	5,454	—	448,754
Long-term debt, notes and convertible debentures	1,506,569	—	5,747	—	1,512,316
Deferred income tax liabilities	348,683	—	594,579	—	943,262
Other noncurrent liabilities	—	—	44,111	—	44,111
Convertible debt	148,334	—	—	—	148,334
Stockholders’ equity	2,525,215	239	4,723,130	(4,723,369)	2,525,215
Total liabilities and stockholders’ equity	$5,027,736	$243	$5,882,228	$(4,723,570)	$6,186,637
As of December 31, 2014
ASSETS
Cash and cash equivalents	$113,072	$—	$40,727	$—	$153,799
Accounts receivable, net (including intercompany)	—	203	578,761	(203)	578,761
Inventories	—	—	519,584	—	519,584
Deferred income tax benefits, net-current	—	—	59,200	—	59,200
Other current assets	2,287	—	285,273	—	287,560
Total current assets	115,359	203	1,483,545	(203)	1,598,904
Properties and equipment, net	—	12	267,741	—	267,753
Goodwill	—	—	4,061,806	—	4,061,806
Identifiable intangible assets, net	—	—	98,942	—	98,942
Other noncurrent assets	21,717	19	58,649	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$—	$393,392	$(203)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Long-term debt, notes and convertible debentures	1,510,212	—	7,347	—	1,517,559
Deferred income tax liabilities	343,816	—	592,431	—	936,247
Other noncurrent liabilities	—	—	45,926	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	234	4,931,587	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Three months ended March 31,
2015:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from operating activities	$(1,299)	$—	$337,555	$336,256
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(9,328)	(9,328)
Capital expenditures	—	—	(13,473)	(13,473)
Net cash flows used in investing activities	—	—	(22,801)	(22,801)
Cash flows from financing activities:
Payments on terms loans	(5,000)	—	—	(5,000)
Payments on long-term borrowings and obligations	(2,385)	—	—	(2,385)
Fees paid for financing activities	(1,977)	—	—	(1,977)
Decrease in cash overdraft balance	12,574	—	1,160	13,734
Payments for Omnicare common stock repurchase	(125,000)	—	—	(125,000)
Dividends paid	(21,171)	—	—	(21,171)
Other	310,855	—	(313,817)	(2,962)
Net cash flows from (used in) financing activities	167,896	—	(312,657)	(144,761)
Net increase in cash and cash equivalents	166,597	—	2,097	168,694
Less increase in cash and cash equivalents of discontinued operations	—	—	—	—
Increase in cash and cash equivalents of continuing operations	166,597	—	2,097	168,694
Cash and cash equivalents at beginning of period	113,072	—	40,727	153,799
Cash and cash equivalents at end of period	$279,669	$—	$42,824	$322,493
2014:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(1,854)	$—	$179,352	$177,498
Cash flows from investing activities:
Divestiture of business, net	—	—	3,629	3,629
Capital expenditures	—	—	(26,165)	(26,165)
Other	—	—	(284)	(284)
Net cash flows used in investing activities	—	—	(22,820)	(22,820)
Cash flows from financing activities:
Payments on term loans	(5,313)	—	—	(5,313)
Payments on long-term borrowings and obligations	(39,030)	—	—	(39,030)
Decrease in cash overdraft balance	(2,611)	—	(926)	(3,537)
Payments for Omnicare common stock repurchases	(95,417)	—	—	(95,417)
Dividends paid	(19,596)	—	—	(19,596)
Other	172,321	—	(167,504)	4,817
Net cash flows from (used in) financing activities	10,354	—	(168,430)	(158,076)
Net increase (decrease) in cash and cash equivalents	8,500	—	(11,898)	(3,398)
Less decrease in cash and cash equivalents of discontinued operations	—	—	5,616	5,616
Increase (decrease) in cash and cash equivalents of continuing operations	8,500	—	(17,514)	(9,014)
Cash and cash equivalents at beginning of period	275,910	—	80,091	356,001
Cash and cash equivalents at end of period	$284,410	$—	$62,577	$346,987

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with the Omnicare, Inc. Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information.” You should also refer to our audited Consolidated Financial Statements and the notes thereto and the related MD&A, including critical accounting policies, for the year ended December 31, 2014, which appear in our 2014 Annual Report on Form 10-K (“2014 Annual Report”).

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

Through LTC, we operate the largest institutional pharmacy business in the United States, based on both revenues and the number of customers served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily concentrated in the senior citizen market, we have a high level of insight into geriatric pharmaceutical care. As of March 31, 2015, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC dispensed approximately 27 million prescriptions in the first quarter of 2015.

SCG operates across a broad spectrum of the healthcare continuum, serving the needs of biopharmaceutical manufacturers, physicians, nurses, caregivers and patients. SCG’s services are primarily focused on the specialty pharmaceutical market and incorporate four platforms: brand support services, supply chain solutions, patient support services and specialty pharmacy. By integrating these services across SCG’s platforms, we are able to provide our manufacturer clients a customized end-to-end solution for all of their needs. Our brand support services, supply chain solutions and patient support services platforms are integrated fee-for-service platforms that focus on helping drug manufacturers market, distribute and obtain reimbursement for their products. Through our specialty pharmacy platform, we dispense specialized pharmaceuticals that are high cost, have complex reimbursement and supply chain challenges, have limited patient populations and are not available through normal retail channels. These specialized drugs deal primarily with specific categories of drugs and disease states, such as rheumatoid arthritis, multiple sclerosis, oncology and growth hormones.

We believe that we have an attractive business model, with a leading position in the long-term care market, and our position in the growing specialty care market supported by strong cash flows. Moreover, we believe that our business model is appropriately aligned with the interests of our customers, payors and patients as many of the factors that benefit Omnicare, such as new low-cost generic introductions and more accurate and efficient automation technologies, also have a favorable effect on our key constituencies. As such, we believe we can play a role in lowering the country’s healthcare costs while striving for positive patient outcomes.

In the first three months of 2015, SCG continued its strong financial performance primarily as a result of strong organic growth and drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to increased drug price inflation and the impact of our Pharmaceutical Prime Vendor Agreement with McKesson Corporation (“McKesson”), which was effective January 1, 2015. The agreement has a five-year term, but both parties are able to terminate the agreement at the end of 2017.  Under the agreement, with limited exceptions, we will purchase our branded and generic pharmaceutical products from McKesson.

For a further description of our business activities, see “Business” in Part I, Item 1 of our 2014 Annual Report.

Regulatory Matters Update

As part of ongoing operations, Omnicare and our customers are subject to legislative and regulatory changes impacting operations and the level of reimbursement received from the Medicare and Medicaid programs. For a description of regulatory matters impacting our business, see “Business-Government Regulation” in Part I, Item 1 of our 2014 Annual Report, as well as the recent updates described below.

On April 15, 2015, the Centers for Medicare & Medicaid Services (“CMS”) released its proposed Medicare skilled nursing facility payment update for fiscal year 2016. CMS estimates that aggregate payments to skilled nursing facilities would increase by $500 million, or 1.4%, compared to fiscal year 2015 amounts, under the terms of the proposed rule. The fiscal year 2016 rates have not yet been finalized. On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, which sets the annual skilled nursing facility prospective payment system update for fiscal year 2018 at 1%. There can be no assurance that future regulations or legislation will not reduce Medicare skilled nursing facility reimbursement rates.

Consolidated Results of Operations for the Three Months Ended March 31, 2015

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three Months Ended March 31,
	2015	2014
Net sales	$1,659,842	$1,571,038
Operating income	151,980	132,752
Adjusted operating income (a)	162,849	150,080
Income from continuing operations	77,389	63,638
Adjusted income from continuing operations (a)	86,742	78,014

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

Net sales for the three months ended March 31, 2015 were favorably impacted by the positive impact of drug price inflation in both segments as well as strong growth in SCG. Partially offsetting these factors were reductions in reimbursement coupled with volume declines in LTC. See the discussion of sales and operating income results in more detail under “Long-Term Care Group Segment” and “Specialty Care Group Segment” below.

Our gross margin rate was 21.1% in the three months ended March 31, 2015 compared to 22.8% in the comparable prior year period. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and volume declines. Additionally, gross margin continued to be unfavorably impacted by the sales mix related to our growing specialty pharmacy business. Favorably impacting gross profit was the effect of drug price inflation, the impact of our new sourcing agreement, cost reductions and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales were 10.1% in the three months ended March 31, 2015 compared to 11.9% in the comparable prior year period. Operating expenses were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower professional fees, and lower payroll and employee benefit costs. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income for the three months ended March 31, 2015, was lower than in the prior-year period primarily due to the refinancing activities completed in 2014.

Our quarterly effective tax rates are different than the federal statutory rate for the three months ended March 31, 2015 and 2014 primarily as a result of the impact of state and local income taxes. Additionally, the effective rate for the three months ended March 31, 2014 was impacted by the favorable resolution of the Internal Revenue Service exam of our tax returns for the 2011 and 2012 tax years.

Long-Term Care Group Segment

	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales	$1,194,520	$1,191,253
Operating income	$151,703	$152,584
Scripts dispensed	27,018	28,306

LTC net sales for the three months ended March 31, 2015 were favorably impacted by increased drug price inflation. This increase was partially offset by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts as well as lower script volumes. The volume decline was driven by non-service related losses as well as a shift toward more rapidly growing settings such as assisted living, which generally processes fewer scripts on a per-bed basis. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, we cannot assure you that such issues or other pricing and reimbursement pressures will not adversely impact LTC’s net sales.

Operating income for the three months ended March 31, 2015 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing as well as the year-over-year impact of certain other “special items” described under “Special Items” below. Operating income was favorably impacted by drug price inflation, lower drug costs due to our new sourcing agreement, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Specialty Care Group Segment

	Three Months Ended March 31,
(In thousands)	2015	2014
Net sales	$465,271	$379,672
Operating income	$39,003	$31,729

SCG net sales for the three months ended March 31, 2015 were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies. We also saw year-over-year growth in our fee-for-service platforms.

SCG operating income for the three months ended March 31, 2015 was favorably affected primarily by the same factors that impacted net sales. Partially offsetting these positive factors was the unfavorable impact of mix within the SCG segment toward business with lower margins, reimbursement pressures, and investments in facilities and personnel in order to position the segment for future growth.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges (“Special Items”), enhances investors’ understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial measures may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three months ended March 31, 2015 and 2014 include the Special Items presented in the table below, which also contains a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures (in thousands).

	Three Months Ended March 31,
	2015	2014
Settlement, litigation and other related charges (i)	$9,820	$7,052
Other charges (ii)	1,049	10,276
Subtotal - operating expense Special Items	10,869	17,328
Amortization of discount on convertible notes (iii)	4,326	6,131
Total - Special Items	$15,195	$23,459
Total - Special Items after tax (iv)	$9,353	$14,376

Operating income	$151,980	$132,752
Operating expense Special Items	10,869	17,328
Adjusted operating income	$162,849	$150,080

Income from continuing operations	$77,389	$63,638
Total Special Items after tax	9,353	14,376
Adjusted income from continuing operations	$86,742	$78,014

(i)	See “Note 7 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

(ii)	See “Other Charges” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

(iii)	We recorded non-cash interest expense from the amortization of debt discount on our convertible notes.

(iv)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2015 were $322 million compared with $154 million at December 31, 2014.

We generated net cash flows from operating activities of continuing operations of $336 million during the three months ended March 31, 2015, compared with $172 million during the three months ended March 31, 2014. Compared to the same prior year period, operating cash flow was favorably impacted by 21.6% growth in income from continuing operations. Additionally, operating cash flow was favorably impacted by the receipt of our remaining outstanding deposit with our drug wholesaler of approximately$72 million and the year-over-year change in timing of accounts payable payments driven by changes in payment terms related to our new sourcing agreement. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of our convertible debentures and notes, which resulted in a net increase in our deferred tax liabilities during the three months ended March 31, 2015 and 2014 of $8 million ($207 million cumulative as of March 31, 2015). The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would reduce operating cash flow.

Net cash used in investing activities of continuing operations was $23 million for the three month ended March 31, 2015 and 2014. Net cash used in investing activities of continuing operations for the three months ended March 31, 2015 required outlays of $9 million for amounts payable relating to acquisitions. We made no acquisitions in the three months ended March 31, 2014. The 2015 acquisition-related payments were funded primarily by operating cash flows. Additionally, our capital expenditures were $13 million for the first three months of 2015 compared to $26 million in the same prior year period.  The decrease in capital expenditures in 2015 relates primarily to reduced spending related to our information technology systems. Also, the 2014 period includes approximately $4 million that we received for the divestiture of certain assets.

Net cash used in financing activities was $145 million for the three months ended March 31, 2015 as compared to $158 million for the prior year period. In the fourth quarter of 2013, holders presented for conversion approximately $37 million of the Series B PIERS and approximately $1 million of the Series A PIERS (and the underlying 4.00% Junior Subordinated Convertible

Debentures due 2033 (the “2033 Debentures”)). The conversions settled in the first quarter of 2014, which increased our payments on long-term borrowings and obligations for the three months ended March 31, 2014.

In the three months ended March 31, 2015 and 2014, we repurchased approximately 1.8 million shares of our common stock for $125 million, and approximately 1.6 million shares of our common stock for $95 million, respectively, including shares repurchased through ASRs. Through March 31, 2015, we have repurchased approximately 29 million shares under our share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $140 million of additional shares of common stock. See “Common Stock Repurchase Program” in “Note 2 - Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

On February 12, 2015, our Board of Directors approved a quarterly cash dividend of $0.22 per share, or $0.88 per share on an annualized basis for 2015, which is 7.3% higher than the $0.82 per share of dividends paid during 2014. Aggregate dividends of $21 million paid during the three months ended March 31, 2015 were greater than those paid in the comparable prior year period by approximately $2 million.

At March 31, 2015, we had $390 million of borrowings outstanding on our term loan and no outstanding balance under our revolving credit facility except for approximately $13 million of standby letters of credit, substantially all of which are subject to automatic renewal. As a result, we had approximately $287 million of available borrowings under our revolving credit facility as a source of liquidity.

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11- Debt” of the Notes to the Consolidated Financial Statements in our 2014 Annual Report.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of March 31, 2015, approximately $386 million in aggregate principal amount of Convertible Notes, including our 3.75% Convertible Subordinated Notes, due 2025 (the “2025 Notes”) and our 2033 Debentures, was convertible. Additionally, holders of approximately $186 million aggregate principal amount of our 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015 and, therefore, the Initial 2035 Debentures are classified as current debt as of March 31, 2015. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

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
At March 31, 2015, we were not aware of any material commitments and contingencies other than the contractual obligations summarized below under “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements,” certain acquisition-related payments (including deferred payments and indemnification) potentially due in the future, separation payments, and the matters discussed in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes our aggregate contractual obligations as of March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations(a)	$2,327,351	$591,634	$40,000	$330,000	$1,365,717
Capital lease obligations	11,201	5,455	5,717	29	—
Operating lease obligations	105,737	23,056	38,979	23,727	19,975
Purchase obligations	33,518	26,038	4,802	2,678	—
Other long-term obligations	34,050	—	30,546	1,654	1,850
Subtotal	2,511,857	646,183	120,044	358,088	1,387,542
Future interest costs relating to debt and capital lease obligations(b)	1,294,209	85,766	170,115	166,024	872,304
Total contractual cash obligations	$3,806,066	$731,949	$290,159	$524,112	$2,259,846

(a)
As of March 31, 2015, approximately $386 million in aggregate principal amount of Convertible Notes was convertible, including the 2025 Notes and the 2033 Debentures. Additionally, holders of approximately $186 million aggregate principal amount of the Initial 2035 Debentures have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015. As a result, the 2025 Notes, 2033 Debentures, and the Initial 2035 Debentures are classified as current debt as of March 31, 2015. See “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

A description of our Off-Balance Sheet Arrangements, for which there were no significant changes during the three months ended March 31, 2015, is presented under “Off-Balance Sheet Arrangements” in Part II, Item 7 of our 2014 Annual Report.

Critical Accounting Policies
Refer to “Critical Accounting Policies” in Part II, Item 7 of our 2014 Annual Report. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of March 31, 2015 was $214 million, compared with $202 million at December 31, 2014. The allowance for doubtful accounts represented 25.3% and 25.9% of gross accounts receivable (net of contractual allowance adjustments) as of March 31, 2015 and December 31, 2014, respectively. Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact our overall financial results, financial position or cash flows. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of March 31, 2015 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $8 million.

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

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; our ability to attract and retain new and existing clients and service contracts; our ability to identify, finance and consummate acquisitions on favorable terms or at all; trends for the continued growth of our businesses; changes in drug pricing; delays in payment and reductions in reimbursement by the government and other payors to Omnicare and our customers; the overall financial condition of our customers and our ability to assess and react to such financial condition; the ability and willingness of our vendors and business partners to continue to provide products and services to Omnicare; the successful integration of acquired companies and realization of contemplated synergies; the ability to attract and retain skilled management; competition for qualified staff in the healthcare industry; variations in demand for our products and services; variations in costs or expenses; our ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long-term care pharmacies or specialty pharmacies; government budgetary pressures and changes, including federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of our contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or changes in the proportion of our business covered by specific contracts; the outcome of pending and future legal or contractual disputes; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances that could result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; our ability to successfully complete planned divestitures; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for our stock and in the financial markets generally; timing of conversions of our convertible debt securities; access to adequate capital and financing on acceptable terms; changes in our credit ratings given by rating agencies; changes in tax laws and regulations; changes in accounting rules and standards; the impact of potential cybersecurity risks and/or incidents; costs to comply with our Corporate Integrity Agreement; and unexpected costs or business interruptions from information technology projects. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to variable interest rate risk through our variable interest rate debt instruments. Accordingly, we define market risk loss as the potential loss in our earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing a sensitivity analysis on our variable rate debt, assuming a change in interest rates of 100 basis points. Among our debt obligations is $390 million outstanding under our variable rate senior term loan, due 2019, at an interest rate of 1.93% at March 31, 2015 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year).

For information regarding the fair value of our fixed rate debt facilities, see the “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

See further discussion of our debt in “Note 11 - Debt” and “Note 8 - Fair Value” of the Notes to Consolidated Financial Statements for the year ended December 31, 2014 included in our 2014 Annual Report.

We do not have any financial instruments held for trading purposes.

ITEM 4 - CONTROLS AND PROCEDURES

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION:

ITEM 1 - LEGAL PROCEEDINGS

Information relating to certain legal proceedings in which Omnicare is involved is included in “Note 7 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings previously reported in our 2014 Annual Report.

ITEM 1A - RISK FACTORS

You should carefully consider the risk factor below, the other information in this Quarterly Report and the risk factors discussed in “Part I, Item 1A: Risk Factors” of, and the other risks discussed in, our 2014 Annual Report. These risks, as well as risks of which we are not currently aware or that we currently consider to be immaterial, could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

We have substantial outstanding debt, including convertible debt, and could incur additional debt in the future. Any failure to meet our debt obligations, including settlement of conversions of our convertible debt securities, would adversely affect our business and financial condition.

At March 31, 2015, our total consolidated long-term debt plus the portion of current debt representing notes and convertible debentures accounted for approximately 43.7% of our total capitalization. Although certain of the instruments governing our current indebtedness contain restrictions on our incurrence of additional debt, these restrictions are subject to qualifications and exceptions and, under certain circumstances, we could incur substantial additional indebtedness, including in connection with potential acquisitions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

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

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11 - Debt” of the Notes to Consolidated Financial Statements in our 2014 Annual Report
The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of March 31, 2015, approximately $386 million in aggregate principal amount of Convertible Notes was convertible, including our 3.75% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) and our 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”). Additionally, holders of approximately $186 million aggregate principal amount of our 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015 and, therefore, the Initial 2035 Debentures are classified as current debt as of March 31, 2015. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(c)
January 1 - 31, 2015	1,328	$75.45	1,326	$177,627
February 1 - 28, 2015	518	76.36	485	140,638
March 1 - 31, 2015	18	76.01	14	139,620
Total	1,864	$75.71	1,825	$139,620

(a)
Includes approximately 39,000 shares of our common stock withheld to pay taxes on the vesting of restricted stock in accordance with the terms of stock award grants under our employee stock-based compensation plans.

(b)
Includes an aggregate of approximately 1.5 million shares of common stock valued at approximately $115 million that we received in January and February of 2015 in settlement of a portion of the accelerated share repurchase agreements we entered into in December 2014.  Of this $115 million, we paid $15 million in December 2014 and $100 million in January 2015.

(c)
On December 4, 2013, our Board of Directors approved a $500 million share repurchase program, which expires on December 31, 2015. In the three months ended March 31, 2015, we repurchased approximately 1.8 million shares under this program at an aggregate cost of approximately $125 million. We had authority to repurchase approximately $140 million additional shares of common stock as of March 31, 2015.

ITEM 6 - EXHIBITS
See Exhibit Index.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.

Date:	April 29, 2015	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fifth Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 10, 2014).
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory arrangement.