Form 10-Q
period 2015-06-30
OMNICARE INC
filed 2015-07-24
CIK 353230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Large accelerated filer   ☒      Accelerated filer  ☐       Non-Accelerated filer  ☐       Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Common Stock Outstanding

	Number of Shares	Date
Common Stock, $1 par value	96,888,606	June 30, 2015

OMNICARE, INC. AND

SUBSIDIARY COMPANIES

FORM 10-Q QUARTERLY REPORT JUNE 30, 2015

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,733,317	$1,610,584	$3,393,159	$3,181,622
Cost of sales	1,379,386	1,256,354	2,689,765	2,468,938
Gross profit	353,931	354,230	703,394	712,684
Selling, general and administrative expenses	168,710	184,063	336,133	370,876
Provision for doubtful accounts	19,184	21,090	38,375	42,651
Settlement, litigation and other related charges	57,702	7,547	67,522	14,599
Other charges	11,405	11,284	12,454	21,560
Operating income	96,930	130,246	248,910	262,998
Interest expense, net of investment income	(27,378)	(29,980)	(55,027)	(59,421)
Income before income taxes	69,552	100,266	193,883	203,577
Income tax expense	35,582	39,020	82,524	78,693
Income from continuing operations before income taxes	33,970	61,246	111,359	124,884
Loss from discontinued operations	—	(39,275)	—	(39,139)
Net income	$33,970	$21,971	$111,359	$85,745

Earnings (loss) per common share - Basic
Continuing Operations	$0.35	$0.63	$1.15	$1.28
Discontinued Operations	—	(0.40)	—	(0.40)
Net income	$0.35	$0.23	$1.15	$0.88

Earnings (loss) per common share - Diluted
Continuing Operations	$0.32	$0.58	$1.07	$1.17
Discontinued Operations	—	(0.37)	—	(0.37)
Net income	$0.32	$0.21	$1.07	$0.80

Dividends per common share	$0.22	$0.20	$0.44	$0.40

Weighted average number of common shares outstanding:
Basic	96,255	96,999	96,487	97,777
Diluted	105,212	106,054	104,203	106,906

Comprehensive income	$35,012	$22,015	$112,551	$86,012

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
OMNICARE, INC. AND  SUBSIDIARY  COMPANIES
UNAUDITED
(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$314,708	$153,799
Accounts receivable, less allowances of $221,736 ( 2014-$201,875 )	616,862	578,761
Inventories	477,510	519,584
Deferred income tax benefits	77,400	59,200
Other current assets	187,683	287,560
Total current assets	1,674,163	1,598,904
Properties and equipment, at cost less accumulated depreciation of $361,246 ( 2014-$332,684)	269,161	267,753
Goodwill	4,094,247	4,061,806
Identifiable intangible assets, less accumulated amortization of $270,446 ( 2014-$257,283 )	112,412	98,942
Other noncurrent assets	70,626	80,385
Total noncurrent assets	4,546,446	4,508,886
Total assets	$6,220,609	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,953	$219,358
Accrued employee compensation	56,007	46,830
Current debt	451,184	446,717
Other current liabilities	213,638	154,726
Total current liabilities	1,016,782	867,631
Long-term debt, notes and convertible debentures	1,507,422	1,517,559
Deferred income tax liabilities	952,282	936,247
Other noncurrent liabilities	48,457	45,926
Total noncurrent liabilities	2,508,161	2,499,732
Total liabilities	3,524,943	3,367,363
Commitments and contingencies ( Note 7 )
Convertible debt ( Note 5 )	145,034	151,706
Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 138,864,312 shares issued ( 2014-138,425,862 shares issued )	138,864	138,426
Paid-in capital	2,254,692	2,210,526
Retained earnings	1,825,686	1,757,386
Treasury stock, at cost - 41,975,706 shares ( 2014-39,997,930 shares )	(1,666,977)	(1,514,792)
Accumulated other comprehensive loss	(1,633)	(2,825)
Total stockholders’ equity	2,550,632	2,588,721
Total liabilities and stockholders’ equity	$6,220,609	$6,107,790

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
OMNICARE, INC. AND SUBSIDIARY COMPANIES
UNAUDITED
(in thousands)

	Six Months Ended June 30,

	2015	2014
Cash flows from operating activities:
Net income	$111,359	$85,745
Income from discontinued operations	—	39,139
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	29,616	28,277
Amortization	36,119	38,820
Debt redemption loss	—	8,414
Loss from disposition	—	520
Changes in certain assets and liabilities, net of effects from acquisition and divestiture of businesses:
Accounts receivable, net of provision for doubtful accounts	(48,613)	(14,436)
Inventories	42,669	104,580
Current and noncurrent assets	121,376	(10,418)
Accounts payable	74,092	71,429
Accrued employee compensation	9,433	12,851
Current and noncurrent liabilities	54,294	25,299
Net cash flows from operating activities of continuing operations	430,345	390,220
Net cash flows from operating activities of discontinued operations	—	6,160
Net cash flows from operating activities	430,345	396,380
Cash flows from investing activities:
Acquisition of businesses, net of cash received	(54,802)	—
Disposition of businesses, net	—	7,114
Capital expenditures	(27,664)	(48,023)
Other	—	40
Net cash flows used in investing activities of continuing operations	(82,466)	(40,869)
Net cash flows used in investing activities of discontinued operations	—	(730)
Net cash flows used in investing activities	(82,466)	(41,599)
Cash flows from financing activities:
Payments on term loans	(10,000)	(10,625)
Payments on long-term borrowings and obligations	(5,999)	(175,115)
Fees paid for financing activities	(2,239)	—
Increase (decrease) in cash overdraft balance	1,292	(6,870)
Payments for Omnicare common stock repurchases	(125,000)	(160,438)
Proceeds (outflows) for stock awards and exercise of stock options and related withholding taxes, net	(8,224)	(2,720)
Dividends paid	(42,362)	(38,979)
Other	5,562	4,121
Net cash flows used in financing activities	(186,970)	(390,626)
Net increase (decrease) in cash and cash equivalents	160,909	(35,845)
Increase in cash and cash equivalents of discontinued operations	—	5,430
Increase (decrease) in cash and cash equivalents of continuing operations	160,909	(41,275)
Cash and cash equivalents at beginning of period	153,799	356,001
Cash and cash equivalents at end of period	$314,708	$314,726

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

On May 20, 2015, the Company,  CVS Pharmacy, Inc., a Rhode Island corporation and subsidiary of CVS Health Corporation (“CVS Health” and, such subsidiary, “CVS Pharmacy”), and Tree Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CVS Pharmacy (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of CVS Pharmacy. The Merger Agreement provides, among other things, that, on the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Merger will be automatically canceled and converted into the right to receive $98.00 in cash, without interest and less any applicable withholding taxes. The completion of the Merger is subject to adoption of the Merger Agreement by the Company's stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected prior to the end of 2015.

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

Accounts Receivable
The following table is an aging of the Company’s gross accounts receivable (net of allowances for contractual adjustments), aged based on payment terms and categorized based on the three primary types of payors (in thousands):

June 30, 2015	Current and 0-180 Days Past Due	181 Days and Over Past Due	Total
Medicare (Part D and Part B), Medicaid and third-party payors	$213,162	$33,567	$246,729
Facility payors	321,660	92,811	414,471
Private pay payors	74,083	103,315	177,398
Total gross accounts receivable	$608,905	$229,693	$838,598
December 31, 2014
Medicare (Part D and Part B), Medicaid and third-party payors	$184,492	$28,818	$213,310
Facility payors	297,308	99,036	396,344
Private pay payors	69,693	101,289	170,982
Total gross accounts receivable	$551,493	$229,143	$780,636

Sourcing Agreement
Effective January 1, 2015, the Company entered into a pharmaceutical sourcing agreement with McKesson Corporation (“McKesson”).  The agreement has an initial term ending December 31, 2017 with two successive automatic one-year renewal terms unless either party provides notice of non-renewal.  Under the agreement, with limited exceptions, the Company will purchase its branded and generic pharmaceutical products from McKesson.

Notes Receivable
As of June 30, 2015 and December 31, 2014, gross notes receivable were approximately $68 million and $81 million, respectively, of which approximately $45 million and $52 million, respectively, were included in “Other current assets” on the Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the allowance for credit losses on the notes receivable was approximately $14 million and $13 million, respectively, which was included in “Other current assets” on the Consolidated Balance Sheets.
Interest income on the notes receivable is recognized on an accrual basis when earned. Interest income was $1 million for the three and six months ended June 30, 2015, and $1 million and $2 million for the three and six months ended June 30, 2014, respectively.
Fair Value
Embedded in certain series of the Company’s convertible debt securities are derivative instruments - contingent interest provisions, interest reset provisions and contingent conversion parity provisions. The embedded derivatives are valued quarterly using Level 3 inputs, and at June 30, 2015 and December 31, 2014, the values of the derivatives embedded in the convertible debt securities were not material. See “Note 5 - Debt”.

Stock-based Compensation
Stock-based compensation expense recognized in the Consolidated Statement of Comprehensive Income for stock options, restricted stock units, performance share units and stock awards totaled approximately $7 million and $11 million for the three and six months ended June 30, 2015 and $5 million and $11 million for the three and six months ended June 30, 2014, respectively.

Other Charges
Other charges (on a pre-tax basis) consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Separation and other employee related costs	$2,597	$3,004	$3,168	$13,280
Acquisition and other costs	3,522	—	4,000	—
Merger related costs	5,286	—	$5,286	$—
Debt-related costs	—	7,760	—	7,760
Disposition of businesses	—	520	$—	$520
Total - other charges	$11,405	$11,284	$12,454	$21,560

See "Note 5 - Debt" for additional details on the debt-related costs.

Separation and Other Costs
In the three and six months ended June 30, 2015, the Company incurred separation-related costs and accelerated stock based compensation expense for certain employees of approximately $2.6 million and $3.2 million, respectively. In the three and six months ended June 30, 2014, the Company recorded separation related costs for certain employees of approximately $3 million and $13 million, respectively. These charges are reflected in “Other charges” on the Consolidated Statement of Comprehensive Income.

Acquisition and Other Costs
The Company completed three acquisitions, which were not significant to the operations of the Company, in the six months ended June 30, 2015. The Company incurred professional fees and acquisition related costs, which are included in “Other charges” on the Consolidated Statement of Comprehensive Income. Additionally, the Company incurred professional fees and other costs related to outsourcing activities which are included in “Other charges” on the Consolidated Statement of Comprehensive Income.

Merger Related Costs
As previously disclosed, on May 20, 2015, the Company entered into a Merger Agreement with CVS Pharmacy and Merger Sub. In connection with the Merger Agreement and the proposed Merger, the Company incurred professional fees and other related costs in the three and six months ended June 30, 2015 of approximately $5 million, which are included in “Other charges” on the Consolidated Statement of Comprehensive Income.

Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2015 differed from the expected federal statutory rate primarily due to transaction costs incurred in connection with the proposed Merger, and the impact of the non-deductible portion of accrued amounts related to the possible settlement of certain litigation.  The effective tax rate for the six months ended June 30, 2015 was favorably impacted by the resolution of the Internal Revenue Service examination of the Company’s tax returns for the 2011 and 2012 tax years.  The remainder of the differences from the expected federal statutory rate for the three and six months ended June 30, 2015 and 2014 are a result of state and local income taxes.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCI”) consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Unrealized loss on fair value of investments	$—	$(300)
Pension and post-employment benefits	(1,633)	(2,525)
Total accumulated other comprehensive loss, net	$(1,633)	$(2,825)

The amounts are net of applicable tax benefits, which were not material at June 30, 2015 and December 31, 2014. The reclassifications out of AOCI did not materially affect any individual line item on the Consolidated Statement of Comprehensive Income.

Common Stock Repurchase Program
In the six months ended June 30, 2015 and 2014, the Company repurchased approximately 1.8 million shares of its common stock for $125 million, and approximately 2.7 million shares of its common stock for $160 million, respectively. Through June 30, 2015, the Company has repurchased approximately 29.3 million shares under its share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $140 million of additional shares of common stock.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, although early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on its Consolidated Financial Statements.

Note 3 - Discontinued Operations

In the fourth quarter of 2013, the Company’s end-of-life hospice pharmacy business (“Hospice”) as well as certain retail operations (“Retail”) qualified for discontinued operations treatment. In the second quarter of 2014, the Company finalized the sale of Retail for net proceeds of approximately $6 million. In July 2014, the Company entered into a definitive agreement for the sale of the Hospice business, and recorded an impairment loss of $40 million to reduce the carrying value of Hospice to fair value. In the third quarter of 2014, the Company finalized the sale of Hospice for net proceeds of approximately $65 million.
Selected financial information related to the discontinued operations follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Net Sales
Hospice	$49,551	$97,908
Retail	528	10,698
Net sales - total discontinued	50,079	108,606

Income (loss) from operations, pretax
Hospice	1,900	3,114
Retail	(1,176)	(1,650)
Income from operations - total discontinued, pretax	724	1,464

Income tax (benefit) expense
Hospice	904	1,680
Retail	(709)	(881)
Income tax expense - total discontinued	195	799

Income (loss) from operations of discontinued operations
Hospice	996	1,434
Retail	(467)	(769)
Income (loss) from operations - total discontinued, after tax	529	665
Impairment loss
Hospice	39,804	39,804
Retail	—	—
Impairment loss on discontinued operations - total	39,804	$39,804
Income (loss) from discontinued operations
Hospice	(38,808)	(38,370)
Retail	(467)	(769)
Loss from discontinued operations - total	$(39,275)	$(39,139)

Note 4 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Long-Term Care Group	Specialty Care Group	Total
Goodwill balance as of December 31, 2014	$3,571,369	$490,437	$4,061,806
Goodwill from acquisitions	32,441	—	32,441
Goodwill balance as of June 30, 2015	$3,603,810	$490,437	$4,094,247

The Company completed three acquisitions, which were not material to the operations of the Company, individually or in the aggregate, in the six months ended June 30, 2015. The cash outlay related to these acquisitions was approximately $55 million in the six months ended June 30, 2015.

The Company’s intangible amortization expense was approximately $8 million and $16 million for the three and six months ended June 30, 2015 and 2014, respectively.

Note 5 - Debt

The following table summarizes the Company’s debt (in thousands):

	June 30, 2015	December 31, 2014
Revolving loans	$—	$—
Senior term loan, due 2019	385,000	395,000
4.75% senior notes, due 2022	400,000	400,000
5.00% senior notes, due 2024	300,000	300,000
3.75% convertible senior subordinated notes, due 2025	79,966	79,972
3.50% convertible senior subordinated notes, due 2044	424,250	424,250
4.00% junior subordinated convertible debentures, due 2033	304,898	306,683
3.25% convertible senior debentures, due 2035	186,033	186,033
3.25% convertible senior exchange debentures, due 2035	241,467	241,467
Capitalized lease and other debt obligations	9,796	13,083
Subtotal	2,331,410	2,346,488
(Subtract) unamortized debt discount	(372,804)	(382,212)
(Subtract) current portion of debt	(451,184)	(446,717)
Total long-term debt, net	$1,507,422	$1,517,559

3.75% Convertible Senior Subordinated Notes, due 2025
As of June 30, 2015, approximately $80 million aggregate principal amount of the Company’s 3.75% Convertible Senior Subordinated Notes, due 2025 (the “2025 Notes”) remained outstanding. Holders may convert their 2025 Notes, prior to December 15, 2023, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter, or at any time on or after December 15, 2023 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of its common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. As of June 30, 2015, the adjusted conversion rate is approximately 37.64 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an adjusted conversion price of approximately $26.56 per share), subject to adjustment in certain circumstances. As of June 30, 2015 and December 31, 2014, the 2025 Notes were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the 2025 Notes have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets. Because the terms of the 2025 Notes require the principal to be settled in cash, the Company reclassified from equity the portion of the 2025 Notes attributable to the conversion feature that had not yet been accreted to its face value.

Through July 23, 2015, holders of the 2025 Notes have presented for conversion approximately $64 million principal amount of
2025 Notes that are expected to settle in August 2015.

During the three months ended June 30, 2014, through privately negotiated transactions, Omnicare repurchased approximately $52 million in aggregate principal amount of its outstanding 2025 Notes for approximately $134 million in cash. The Company recognized an aggregate loss on the repurchases of approximately $8 million in the three and six months ended June 30, 2014, which is reflected in "Other charges" on the Consolidated Statements of Comprehensive Income.

4.00% Junior Subordinated Convertible Debentures, due 2033
As of June 30, 2015, approximately $305 million aggregate principal amount of the Company’s 4.00% Junior Subordinated Convertible Debentures, due 2033 (the “2033 Debentures”) was outstanding. The 2033 Debentures underlie the 4.00% Trust Preferred Income Equity Redeemable Securities (“Trust PIERS”) of Omnicare Capital Trust I and Omnicare Capital Trust II (the “Series A Trust PIERS” and “Series B Trust PIERS”, respectively). Each Trust PIERS represents an undivided beneficial interest in the assets of the applicable trust, which assets consist solely of a corresponding amount of 2033 Debentures. The Series A Trust PIERS and the Series B Trust PIERS have substantially similar terms, except that the Series B Trust PIERS have a net share settlement feature. Holders may convert their Trust PIERS on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the 30 consecutive trading day period ending on, and including, the last trading day of the previous quarter or during the five business day period following any ten trading day period in which the average closing sale price for the applicable series of Trust PIERS was less than 105% (prior to June 15, 2028) of the average of the conversion values for such series of Trust PIERS (or less than 98% on or after June 15, 2028), or under certain other specified circumstances. As of June 30, 2015, the conversion rate is approximately 1.22 shares of common stock per $50 stated liquidation amount of Trust PIERS (equivalent to a conversion price of approximately $40.82 per share), subject to adjustment in certain circumstances. As of June 30, 2015 and December 31, 2014, the Trust PIERS (and the underlying 2033 Debentures) were convertible based on the price of the Company’s common stock over the applicable measuring period and, accordingly, the underlying 2033 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheet. Because the terms of the majority of the 2033 Debentures require the principal to be settled in cash, the Company reclassified from equity the portion attributable to the conversion feature that had not yet been accreted to its face value.

The Trust PIERS (and underlying 2033 Debentures) have attained the threshold requiring payment of contingent interest in addition to regular cash interest. The Trust PIERS have accrued and paid contingent interest (ranging from $0.07 to $0.15 per $50 stated liquidation amount of Trust PIERS) for each quarterly interest period since June 2013.

3.25% Convertible Senior Debentures due 2035
As of June 30, 2015, approximately $186 million aggregate principal amount of the Company’s 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) remained outstanding. Holders of the Initial 2035 Debentures have the right, on December 15, 2015 (the “Put Date”), to require the Company to repurchase all or a portion of their Initial 2035 Debentures at a cash repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest, if any). Because the Put Date occurs in 2015, the Initial 2035 Debentures have been classified as current debt, net of unamortized discount, on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. The approximately $241 million aggregate principal amount outstanding of the Company’s 3.25% Convertible Senior Exchange Debentures due 2035 (the “Exchange 2035 Debentures”) has not been classified as current debt because the put date for this series is January 15, 2021.

3.50% Convertible Senior Subordinated Notes, due 2044
Subsequent to June 30, 2015, the Company’s 3.50% Convertible Senior Subordinated Notes, due 2044 (the “2044 Notes”) became convertible based on the price of the Company’s common stock over the applicable measuring period. The Company expects to classify the 2044 Notes as current debt on the Company’s Consolidated Balance Sheet as of September 30, 2015. Holders may convert their 2044 Notes prior to February 15, 2042, on any date during any calendar quarter (and only during such calendar quarter) if the closing sale price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on, and including, the last trading day of the previous quarter, or at any time on or after February 15, 2042 or under certain other specified circumstances. Upon conversion, the Company will pay cash and shares of Omnicare common stock, if any, on a net share settlement basis, based on a daily conversion value calculated on a proportionate basis for each day of the applicable 25 trading-day cash settlement averaging period. As of June 30, 2015, the adjusted conversion rate is approximately 14.29 shares of common stock per $1,000 principal amount of 2044 Notes (equivalent to an initial conversion price of approximately $70 per share).

As outlined above and in the 2014 Annual Report, several series of the Company’s outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of Omnicare common stock under specified circumstances, including if the closing price of the Company’s common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, the Company will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that the Company will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 business days after the Company receives a holder’s notice of conversion. As of June 30, 2015, approximately $385 million in aggregate principal amount of Convertible Notes were convertible, including the 2025 Notes and the 2033 Debentures. This amount includes approximately $64 million principal amount of 2025 Notes presented for conversion through July 23, 2015 that are expected to settle in August 2015. Additionally, holders of approximately $186 million aggregate principal amount of the Initial 2035 Debentures have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015.

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

Revolving Credit Facility and Term Loan
As of June 30, 2015, there was $385 million outstanding under the Company’s term loan. The interest rate on the term loan was 1.69% at June 30, 2015. As of June 30, 2015, the Company had no outstanding borrowings under its revolving credit facility, except for approximately $13 million of standby letters of credit, substantially all of which are subject to automatic annual renewals.

Deferred Debt Issuance Costs
The Company amortized to expense approximately $1 million of deferred debt issuance costs during the three month periods ended June 30, 2015 and 2014, respectively, and $1 million and $2 million during the six month periods ended June 30, 2015 and 2014, respectively. Interest expense for the three and six months ended June 30, 2014 includes the write-off of approximately $1 million in deferred debt issuance costs related to the Company’s repurchase of a portion of the outstanding 2025 Notes during the second quarter of 2014.

Information relating to the Company’s convertible securities at June 30, 2015 is in the following table:

Convertible Debt	Carrying Value of Equity Component (in thousands)	Remaining Amortization Period	Effective Interest Rate
3.75% convertible senior subordinated notes, due 2025	$6,913	10.50	8.25%
4.00% junior subordinated convertible debentures, due 2033	$117,659	18.00	8.01%
3.25% convertible senior debentures, due 2035	$233,901	0.50	7.63%
3.25% convertible senior exchange debentures, due 2035	$25,259	5.75	5.24%
3.50% convertible senior subordinated notes, due 2044	$208,200	28.65	7.70%

The fair value of the Company’s fixed rate debt instruments is based on quoted market prices (Level II) and is summarized as follows (in thousands):

Fair Value of Financial Instruments
	June 30, 2015		December 31, 2014
Financial Instrument	Book Value	Market Value	Book Value	Market Value
4.75% senior notes, due 2022	$400,000	$426,000	$400,000	$408,000
5.00% senior notes, due 2024	300,000	324,000	300,000	316,700
3.75% convertible senior subordinated notes, due 2025
Carrying value	54,886		54,148	—
Unamortized debt discount	25,080		25,824	—
Principal amount	79,966	282,900	79,972	211,900
4.00% junior subordinated convertible debentures, due 2033
Carrying value	188,883		188,550	—
Unamortized debt discount	116,015		118,133	—
Principal amount	304,898	704,300	306,683	550,200
3.25% convertible senior debentures, due 2035
Carrying value	182,094		178,284	—
Unamortized debt discount	3,939		7,749	—
Principal amount	186,033	228,900	186,033	197,000
3.25% convertible senior exchange debentures, due 2035
Carrying value	218,504	—	216,738	—
Unamortized debt discount	22,963	—	24,729	—
Principal amount	241,467	300,500	241,467	279,500
3.50% convertible senior subordinated notes, due 2044
Carrying value	219,443		218,474	—
Unamortized debt discount	204,807		205,776	—
Principal amount	424,250	599,500	424,250	507,000

Note 6 - Earnings Per Share Data

The following is a reconciliation of the basic and diluted earnings per share (“EPS”) computations for both the numerator and denominator (in thousands, except per share data):

	Three months ended June 30,			Six months ended June 30,
2015:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$33,970		$0.35	$111,359		$1.15
Loss from discontinued operations	—		—	—		—
Net income	$33,970	96,255	$0.35	$111,359	96,487	$1.15
Effect of Dilutive Securities
Convertible securities	66	8,356		132	7,192
Stock options, units and awards	—	601		—	524
Diluted EPS
Income from continuing operations plus assumed conversions	$34,036		$0.32	$111,491		$1.07
Loss from discontinued operations	—		—	—		—
Net income plus assumed conversions	$34,036	105,212	$0.32	$111,491	104,203	$1.07

	Three months ended June 30,			Six months ended June 30,
2014:	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts	Income (Numerator)	Common Shares(Denominator)	Per Common Share Amounts
Basic EPS
Income from continuing operations	$61,246		$0.63	$124,884		$1.28
Loss from discontinued operations	(39,275)		(0.40)	(39,139)		(0.40)
Net income	$21,971	96,999	$0.23	$85,745	97,777	$0.88
Effect of Dilutive Securities
Convertible securities	66	8,440		132	8,452
Stock options, warrants, units and awards	—	615		—	677
Diluted EPS
Income from continuing operations plus assumed conversions	$61,312		$0.58	$125,016		$1.17
Loss from discontinued operations	(39,275)		(0.37)	(39,139)		(0.37)
Net income plus assumed conversions	$22,037	106,054	$0.21	$85,877	106,906	$0.80

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

Diluted weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 excludes the impact of an immaterial number of stock options and stock awards with exercise prices that are greater than the average fair market value of the Company’s common stock during the applicable period.

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

Following announcement of the Merger, two putative class action complaints styled Elow v. Omnicare, Inc., et al., Civil Action No. 11093-VCG (the “Elow Action”) and Electrical Workers Pension Trust Fund of IBEW Local Union No. 58 v. CVS Health Corp., et al., Civil Action No. 11131-VCG (the “IBEW Action”) were filed in the Court of Chancery of the State of Delaware on behalf of purported stockholders of Omnicare. The complaints name as defendants various combinations of Omnicare, the members of the Omnicare Board of Directors, CVS Health, CVS Pharmacy and Merger Sub. The complaints generally allege that the members of the Omnicare Board of Directors breached their fiduciary duties to Omnicare’s stockholders during Merger negotiations by entering into the Merger Agreement and approving the Merger, and that CVS Health, CVS Pharmacy and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints further allege that, among other things, (i) the Merger consideration undervalues Omnicare, (ii) the sales process leading up to the Merger was flawed due to the conflicts of interest of members of the Omnicare Board of Directors, members of Omnicare management, and Omnicare’s financial advisors, (iii) certain provisions of the Merger Agreement inappropriately favor CVS Pharmacy and inhibit competing bids and (iv) Omnicare’s preliminary proxy statement filed with the SEC on June 26, 2015 omitted material facts, including material information regarding the process leading up to the Merger, the financial analyses of Omnicare’s financial advisors and certain prospective financial information described in the proxy statement. The complaints seek, among other things, (i) a declaration that the Merger was entered into in breach of the defendants’ fiduciary duties and is therefore unenforceable, (ii) injunctive relief enjoining the Merger unless and until Omnicare implements a process that will yield a Merger Agreement providing fair terms to Omnicare’s stockholders, (iii) rescission of the Merger Agreement to the extent already implemented and granting rescissory damages, (iv) an accounting of all damages suffered as a result of the alleged wrongdoing and (v) reimbursement of costs. On July 20, 2015, the Elow Action and the IBEW Action were consolidated for all purposes under the caption In re Omnicare, Inc. Shareholder Litigation, Consolidated Civil Action No. 11093-VCG. The defendants believe that the claims asserted against them in the complaints are without merit and intend to defend the litigation vigorously.

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

On March 22, 2013, a qui tam complaint entitled United States et al. ex rel. Susan Ruscher v. Omnicare, Inc. et al., Civil No. 08-cv-3396, which had been filed under seal in the U.S. District Court for the Southern District of Texas, was unsealed by the court. The complaint was brought by Susan Ruscher as a private party qui tam relator on behalf of the federal government and several state governments. The action alleges civil violations of the federal False Claims Act and analogous state laws based upon allegations that the Company’s practices relating to customer collections violated the Anti-Kickback Statute. The U.S. Department of Justice

has notified the court that it declined to intervene in this action at this time. On June 12, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On April 1, 2015, the Company moved to disqualify and dismiss the case with prejudice as to the relator. On June 12, 2015, the Company and relator filed motions for summary judgment. On July 15, 2015, the court denied the motion to disqualify the relator.The trial is scheduled for October 2015. The Company believes that the allegations are without merit and intends to vigorously defend itself in this action.

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

The U.S. Department of Justice, through the U.S. Attorney’s Office for the Western District of Virginia, investigated whether the Company’s activities in connection with the agreements it had with the manufacturer of the pharmaceutical Depakote violated the False Claims Act or the Anti-Kickback Statute. The Company cooperated with this investigation and believes that it has complied with applicable laws and regulations with respect to this matter. In connection with this matter, on December 22, 2014, the U.S. Department of Justice filed a civil complaint-in-intervention in two qui tam complaints, entitled United States, et al., ex rel. Spetter

v. Abbott Laboratories, Inc., Omnicare, Inc., and PharMerica Corp., No. 1:07-cv-00006 and United States, et al., ex rel. McCoyd v. Abbott Laboratories, Omnicare, Inc., PharMerica Corp., and Miles White, No. 1:07-cv-00081, alleging civil violations of the False Claims Act in connection with the manufacturer agreements described above. On July 7, 2015, the parties filed a Joint Motion to Stay the Litigation stating that the parties have reached a proposed resolution of the monetary terms of a potential settlement agreement. Resolution of the matter is subject to various contingencies, including approval by authorized officials at the Department of Justice, negotiation of the terms of a settlement agreement, approval and releases from the National Association of Medicaid Fraud Control Units, and coordination with discussions with the United States regarding other ongoing matters. The Company has recorded a provision equal to the proposed settlement amount. While the Company believes that a final settlement will be reached, there can be no assurance that any final settlement agreement will be reached or as to the final terms of such settlement.

As part of the previously disclosed civil settlement agreement entered into by the Company with the U.S. Attorney’s Office, District of Massachusetts in November 2009, the Company also entered into an amended and restated corporate integrity agreement (“CIA”) with the Department of Health and Human Services Office of the Inspector General (“OIG”) with a term of five years from November 2, 2009 with certain provisions continuing for a period after the term. Pursuant to the CIA, the Company was required, among other things, to (i) create procedures designed to ensure that each existing, new or renewed arrangement with any actual or potential source of health care business or referrals to Omnicare or any actual or potential recipient of health care business or referrals from Omnicare does not violate the Anti-Kickback Statute, 42 U.S.C. (§) 1320a-7b(b) or related regulations, directives and guidance, including creating and maintaining a database of such arrangements; (ii) retain an independent review organization to review the Company’s compliance with the terms of the CIA and report to OIG regarding that compliance; and (iii) provide training for certain Company employees as to the Company’s requirements under the CIA. The requirements of the Company’s prior corporate integrity agreement obligating the Company to create and maintain procedures designed to ensure that all therapeutic interchange programs are developed and implemented by Omnicare consistent with the CIA and federal and state laws for obtaining prior authorization from the prescriber before making a therapeutic interchange of a drug and to maintain procedures for the accurate preparation and submission of claims for federal health care program beneficiaries in hospice programs, were incorporated into the amended and restated CIA without modification. The requirements of the CIA have resulted in increased costs to maintain the Company’s compliance program and greater scrutiny by federal regulatory authorities. Violations of the CIA could subject the Company to significant monetary penalties. The OIG is currently seeking information concerning the Company’s compliance programs and policies and its arrangements. The Company continues to review its contracts to ensure compliance with applicable laws and regulations. As a result of this review, pricing under certain of its consultant pharmacist services contracts has increased and may continue to increase.

In February 2006, two substantially similar putative class action lawsuits were filed in the U.S. District Court for the Eastern District of Kentucky, and were consolidated and entitled Indiana State Dist. Council of Laborers & HOD Carriers Pension & Welfare Fund v. Omnicare, Inc., et al., No. 2:06cv26. The amended consolidated complaint was filed against Omnicare, three of its officers and two of its directors and purported to be brought on behalf of all open-market purchasers of Omnicare common stock from August 3, 2005 through July 27, 2006, as well as all purchasers who bought shares of Omnicare common stock in the Company’s public offering in December 2005. The complaint contained claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Section 11 of the Securities Act of 1933 and sought, among other things, compensatory damages and injunctive relief. Plaintiffs alleged that Omnicare (i) artificially inflated its earnings (and failed to file GAAP-compliant financial statements) by engaging in improper generic drug substitution, improper revenue recognition and overvaluation of receivables and inventories; (ii) failed to timely disclose its contractual dispute with UnitedHealth Group Inc.; (iii) failed to timely record certain special litigation reserves; and (iv) made other allegedly false and misleading statements about the Company’s business, prospects and compliance with applicable laws and regulations. The defendants filed a motion to dismiss the amended complaint on March 12, 2007, and on October 12, 2007, the district court dismissed the case. On November 9, 2007, plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Sixth Circuit. On October 21, 2009, the Sixth Circuit Court of Appeals generally affirmed the district court’s dismissal, dismissing plaintiff’s claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. However, the appellate court reversed the dismissal for the claim brought for violation of Section 11 of the Securities Act of 1933, and returned the case to the district court for further proceedings. On July 14, 2011, the district court granted plaintiffs’ motion to file a third amended complaint. This complaint asserts a claim under Section 11 of the Securities Act of 1933 on behalf of all purchasers of Omnicare common stock in the December 2005 public offering. The new complaint alleges that the 2005 registration statement contained false and misleading statements regarding Omnicare’s policy of compliance with all applicable laws and regulations with particular emphasis on allegations of violation of the federal Anti-Kickback Statute in connection with three of Omnicare’s acquisitions, Omnicare’s contracts with two of its suppliers and its provision of pharmacist consultant services. On August 19, 2011, the defendants filed a motion to dismiss the plaintiffs’ most recent complaint and on February 13, 2012 the district court dismissed the case and struck the case from the docket. On March 12, 2012, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On May 23, 2013, the U.S. Court of Appeals affirmed in part and reversed and remanded in part the dismissal of the plaintiffs’ complaint. On

October 4, 2013, the Company filed a petition for writ of certiorari in the United States Supreme Court. On March 3, 2014, the United States Supreme Court granted the Company’s petition for writ of certiorari. Oral argument at the United States Supreme Court was held on November 3, 2014. On March 24, 2015, the United States Supreme Court vacated the decision by the U.S. Court of Appeals for the Sixth Circuit and remanded the case to the District Court for the Eastern District of Kentucky. On May 29, 2015, the plaintiffs filed a motion to amend the third amended complaint.

For the three and six months ended June 30, 2015, charges of approximately $58 million and $68 million, respectively, and for the three and six months ended June 30, 2014, charges of approximately $8 million and $15 million, respectively, were included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income, primarily for estimated litigation and other related settlements and associated professional expenses for resolution of certain large customer disputes, certain regulatory matters with and subpoenas issued by the federal government and various states, qui tam lawsuits (including the Depakote matter discussed above and other pending qui tam matters), and costs associated with the purported class and derivative actions against the Company. In connection with Omnicare’s participation in Medicare, Medicaid and other healthcare programs, the Company is subject to various inspections, audits, inquiries and investigations by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject. Further, the Company maintains a compliance program that establishes certain routine periodic monitoring of the accuracy of the Company’s billing systems and other regulatory compliance matters and encourages the reporting of errors and inaccuracies. In connection with its compliance program, Omnicare has made, and will continue to make, disclosures to the applicable governmental agencies of amounts, if any, determined to represent overpayments from the respective programs and, where applicable, those amounts, as well as any amounts relating to certain inspections, audits, inquiries and investigations activity are included in “Settlement, litigation and other related charges” on the Consolidated Statement of Comprehensive Income.

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

(In thousands)	Three months ended June 30,
2015:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$1,159,099	$574,140	$78	$1,733,317
Depreciation and amortization expense	(17,588)	(1,238)	(15,546)	(34,372)
Settlement, litigation and other related charges	(57,702)	—	—	(57,702)
Other charges	(3,632)	—	(7,773)	(11,405)
Operating income (loss)	104,025	40,461	(47,556)	96,930
2014:
Net sales	$1,190,441	$420,067	$76	$1,610,584
Depreciation and amortization expense	(17,382)	(1,168)	(14,811)	(33,361)
Settlement, litigation and other related charges	(7,547)	—	—	(7,547)
Other charges	(2,920)	—	(8,364)	(11,284)
Operating income (loss)	149,533	31,125	(50,412)	130,246

	Six months ended June 30,
2015:	LTC	SCG	Corporate/Other	Consolidated Totals
Net sales	$2,353,619	$1,039,411	$129	$3,393,159
Depreciation and amortization expense	(34,403)	(2,414)	(28,918)	(65,735)
Settlement, litigation and other related charges	(67,522)	—	—	(67,522)
Other charges	(5,023)	—	(7,431)	(12,454)
Operating income (loss)	255,728	79,464	(86,282)	248,910
2014:
Net sales	$2,381,694	$799,739	$189	$3,181,622
Depreciation and amortization expense	(34,853)	(2,295)	(29,949)	(67,097)
Settlement, litigation and other related charges	(14,599)	—	—	(14,599)
Other charges	(5,431)	—	(16,129)	(21,560)
Operating income (loss)	302,117	62,854	(101,973)	262,998

Note 9 - Guarantor Subsidiaries

The Company’s 4.75% Senior Notes due 2022, 5.00% Senior Notes due 2024, 2025 Notes and 2044 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured, joint and several basis by substantially all of the Company’s 100% owned subsidiaries (the “Guarantor Subsidiaries”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of June 30, 2015 and December 31, 2014 for the balance sheets, as well as the three and six months ended June 30, 2015 and

2014 for the statements of comprehensive income (loss) and the statements of cash flows. Separate complete financial statements of the Guarantor Subsidiaries are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiaries. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,
2015:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$1,701,457	$31,860	$—	$1,733,317
Cost of sales	—	1,360,522	18,864	—	1,379,386
Gross profit	—	340,935	12,996	—	353,931
Selling, general and administrative expenses	585	164,294	3,831	—	168,710
Provision for doubtful accounts	—	18,896	288	—	19,184
Settlement, litigation and other related charges	—	57,702	—	—	57,702
Other charges	7,431	3,974	—	—	11,405
Operating (loss) income	(8,016)	96,069	8,877	—	96,930
Interest expense, net of investment income	(27,179)	(199)	—	—	(27,378)
(Loss) income before income taxes	(35,195)	95,870	8,877	—	69,552
Income tax (benefit) expense	(13,631)	45,777	3,436	—	35,582
(Loss) income from continuing operations	(21,564)	50,093	5,441	—	33,970
Loss from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	55,534	—	—	(55,534)	—
Net income (loss)	$33,970	$50,093	$5,441	$(55,534)	$33,970
Comprehensive income (loss)	$35,012	$50,093	$5,441	$(55,534)	$35,012
2014:
Net sales	$—	$1,580,208	$30,376	$—	$1,610,584
Cost of sales	—	1,238,120	18,234	—	1,256,354
Gross profit	—	342,088	12,142	—	354,230
Selling, general and administrative expenses	1,441	176,922	5,700	—	184,063
Provision for doubtful accounts	—	20,585	505	—	21,090
Settlement, litigation and other related charges	—	7,547	—	—	7,547
Other charges	—	11,284	—	—	11,284
Operating (loss) income	(1,441)	125,750	5,937	—	130,246
Interest expense, net of investment income	(29,064)	(916)	—	—	(29,980)
(Loss) income before income taxes	(30,505)	124,834	5,937	—	100,266
Income tax (benefit) expense	(11,672)	48,427	2,265	—	39,020
(Loss) income from continuing operations	(18,833)	76,407	3,672	—	61,246
Loss from discontinued operations	—	(453)	(38,822)	—	(39,275)
Equity of net income (loss) of subsidiaries	40,804	—	—	(40,804)	—
Net income (loss)	$21,971	$75,954	$(35,150)	$(40,804)	$21,971
Comprehensive income (loss)	$22,015	$75,954	$(35,150)	$(40,804)	$22,015

Note 9 - Guarantor Subsidiaries (Continued)
Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Six months ended June 30,
2015:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$3,329,276	$63,883	$—	$3,393,159
Cost of sales	—	2,649,872	39,893	—	2,689,765
Gross profit	—	679,404	23,990	—	703,394
Selling, general and administrative expenses	1,413	326,871	7,849	—	336,133
Provision for doubtful accounts	—	37,788	587	—	38,375
Settlement, litigation and other related charges	—	67,522	—	—	67,522
Other charges	7,431	5,023	—	—	12,454
Operating income (loss)	(8,844)	242,200	15,554	—	248,910
Interest expense, net of investment income	(54,601)	(426)	—	—	(55,027)
Income (loss) before income taxes	(63,445)	241,774	15,554	—	193,883
Income tax (benefit) expense	(24,490)	101,011	6,003	—	82,524
(Loss) income from continuing operations	(38,955)	140,763	9,551	—	111,359
Income from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	150,314	—	—	(150,314)	—
Net income	$111,359	$140,763	$9,551	$(150,314)	$111,359
Comprehensive income	$112,551	$140,763	$9,551	$(150,314)	$112,551
2014:
Net sales	$—	$3,120,214	$61,408	$—	$3,181,622
Cost of sales	—	2,432,519	36,419	—	2,468,938
Gross profit	—	687,695	24,989	—	712,684
Selling, general and administrative expenses	2,428	359,042	9,406	—	370,876
Provision for doubtful accounts	—	41,632	1,019	—	42,651
Settlement, litigation and other related charges	—	14,599	—	—	14,599
Other charges	—	21,560	—	—	21,560
Operating (loss) income	(2,428)	250,862	14,564	—	262,998
Interest expense, net of investment income	(58,220)	(1,201)	—	—	(59,421)
(Loss) income from continuing operations before income taxes	(60,648)	249,661	14,564	—	203,577
Income tax (benefit) expense	(23,343)	96,430	5,606	—	78,693
(Loss) income from continuing operations	(37,305)	153,231	8,958	—	124,884
Loss from discontinued operations	—	(720)	(38,419)	—	(39,139)
Equity of net income (loss) of subsidiaries	123,050	—	—	(123,050)	—
Net income (loss)	$85,745	$152,511	$(29,461)	$(123,050)	$85,745
Comprehensive income (loss)	$86,012	$152,511	$(29,461)	$(123,050)	$86,012

Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2015	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$267,328	$26,981	$20,399	$—	$314,708
Accounts receivable, net (including intercompany)	—	614,679	168,566	(166,383)	616,862
Inventories	—	471,026	6,484	—	477,510
Deferred income tax benefits, net-current	—	77,115	697	(412)	77,400
Other current assets	551	159,930	27,202	—	187,683
Total current assets	267,879	1,349,731	223,348	(166,795)	1,674,163
Properties and equipment, net	—	264,328	4,833	—	269,161
Goodwill	—	4,065,442	28,805	—	4,094,247
Identifiable intangible assets, net	—	111,504	908	—	112,412
Other noncurrent assets	21,101	49,452	73	—	70,626
Investment in subsidiaries	4,754,789	—	—	(4,754,789)	—
Total assets	$5,043,769	$5,840,457	$257,967	$(4,921,584)	$6,220,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$44,747	$649,068	$38,166	$(166,383)	$565,598
Current portion of long-term debt	445,863	5,321	—	—	451,184
Long-term debt, notes and convertible debentures	1,502,946	4,476	—	—	1,507,422
Deferred income tax liabilities	354,547	598,147	—	(412)	952,282
Other noncurrent liabilities	—	47,041	1,416	—	48,457
Convertible debt	145,034	—	—	—	145,034
Stockholders’ equity	2,550,632	4,536,404	218,385	(4,754,789)	2,550,632
Total liabilities and stockholders’ equity	$5,043,769	$5,840,457	$257,967	$(4,921,584)	$6,220,609
As of December 31, 2014
ASSETS
Cash and cash equivalents	$113,072	$26,865	$13,862	$—	$153,799
Accounts receivable, net (including intercompany)	—	576,151	100,046	(97,436)	578,761
Inventories	—	511,840	7,744	—	519,584
Deferred income tax benefits, net-current	—	58,988	432	(220)	59,200
Other current assets	2,287	256,106	29,167	—	287,560
Total current assets	115,359	1,429,950	151,251	(97,656)	1,598,904
Properties and equipment, net	—	262,689	5,064	—	267,753
Goodwill	—	4,033,001	28,805	—	4,061,806
Identifiable intangible assets, net	—	97,613	1,329	—	98,942
Other noncurrent assets	21,717	58,629	39	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$459,808	$30,817	$(97,436)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Long-term debt, notes and convertible debentures	1,510,212	7,347	—	—	1,517,559
Deferred income tax liabilities	343,816	592,651	—	(220)	936,247
Other noncurrent liabilities	—	44,228	1,698	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	4,777,848	153,973	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$5,881,882	$186,488	$(5,029,477)	$6,107,790

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six months ended June 30,
2015:	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows from (used in) operating activities	$(14,494)	$438,028	$6,811	$430,345
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	(54,802)	—	(54,802)
Capital expenditures	—	(27,390)	(274)	(27,664)
Net cash flows used in investing activities	—	(82,192)	(274)	(82,466)
Cash flows from financing activities:
Payments on terms loans	(10,000)	—	—	(10,000)
Payments on long-term borrowings and obligations	(5,999)	—	—	(5,999)
Fees paid for financing activities	(2,239)	—	—	(2,239)
Decrease in cash overdraft balance	4,790	(3,498)	—	1,292
Payments for Omnicare common stock repurchase	(125,000)	—	—	(125,000)
Dividends paid	(42,362)	—	—	(42,362)
Other	349,560	(352,222)	—	(2,662)
Net cash flows from (used in) financing activities	168,750	(355,720)	—	(186,970)
Net increase in cash and cash equivalents	154,256	116	6,537	160,909
Increase (decrease) from discontinued operations	—	—	—	—
Net increase in cash and cash equivalents of continuing operations	154,256	116	6,537	160,909
Cash and cash equivalents at beginning of period	113,072	26,865	13,862	153,799
Cash and cash equivalents at end of period	$267,328	$26,981	$20,399	$314,708
2014:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(57,203)	$453,196	$387	$396,380
Cash flows from investing activities:
Divestiture of business, net	—	7,114	—	7,114
Capital expenditures	—	(47,473)	(550)	(48,023)
Other	—	(32)	(658)	(690)
Net cash flows used in investing activities	—	(40,391)	(1,208)	(41,599)
Cash flows from financing activities:
Payments on term loans	(10,625)	—	—	(10,625)
Payments on long-term borrowings and obligations	(175,115)	—	—	(175,115)
Increase (decrease) in cash overdraft balance	314	(7,184)	—	(6,870)
Payments for Omnicare common stock repurchases	(160,438)	—	—	(160,438)
Dividends paid	(38,979)	—	—	(38,979)
Other	454,061	(452,660)	—	1,401
Net cash flows from (used in) financing activities	69,218	(459,844)	—	(390,626)
Net increase (decrease) in cash and cash equivalents	12,015	(47,039)	(821)	(35,845)
Increase (decrease) in cash and cash equivalents of discontinued operations	—	6,478	(1,048)	5,430
Net increase (decrease) from continuing operations	12,015	(53,517)	227	(41,275)
Cash and cash equivalents at beginning of period	275,910	68,050	12,041	356,001
Cash and cash equivalents at end of period	$287,925	$14,533	$12,268	$314,726

Note 9 - Guarantor Subsidiaries (Continued)

The Company’s Initial 2035 Debentures and Exchange 2035 Debentures are fully and unconditionally guaranteed, subject to certain customary release provisions, on an unsecured basis by Omnicare Purchasing Company, LP, a 100% owned subsidiary of the Company (the “Guarantor Subsidiary”). The following condensed consolidating unaudited financial data illustrates the composition of Omnicare, Inc. (“Parent”), the Guarantor Subsidiary and the non-guarantor subsidiaries as of June 30, 2015 and December 31, 2014 for the balance sheets, as well as the three and six months ended June 30, 2015 and 2014 for the statements of comprehensive income (loss) and the statements of cash flows. Separate complete financial statements of the Guarantor Subsidiary are not presented as management believes they would not provide information that is necessary for evaluating the sufficiency of the Guarantor Subsidiary. The Guarantor Subsidiary does not have any material net cash flows in the condensed consolidating statements of cash flows. No consolidating/eliminating adjustments column is presented for the condensed consolidating statements of cash flows since there were no significant consolidating/eliminating adjustment amounts during the periods presented.

Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,
2015:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$1,733,317	$—	$1,733,317
Cost of sales	—	—	1,379,386	—	1,379,386
Gross profit	—	—	353,931	—	353,931
Selling, general and administrative expenses	585	1,539	166,586	—	168,710
Provision for doubtful accounts	—	—	19,184	—	19,184
Settlement, litigation and other related charges	—	—	57,702	—	57,702
Other charges	7,431	—	3,974	—	11,405
Operating (loss) income	(8,016)	(1,539)	106,485	—	96,930
Interest expense, net of investment income	(27,179)	—	(199)	—	(27,378)
(Loss) income before income taxes	(35,195)	(1,539)	106,286	—	69,552
Income tax (benefit) expense	(13,631)	(597)	49,810	—	35,582
(Loss) income from continuing operations	(21,564)	(942)	56,476	—	33,970
Loss from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	55,534	—	—	(55,534)	—
Net income (loss)	$33,970	$(942)	$56,476	$(55,534)	$33,970
Comprehensive income (loss)	$35,012	$(942)	$56,476	$(55,534)	$35,012
2014:
Net sales	$—	$—	$1,610,584	$—	$1,610,584
Cost of sales	—	—	1,256,354	—	1,256,354
Gross profit	—	—	354,230	—	354,230
Selling, general and administrative expenses	1,441	443	182,179	—	184,063
Provision for doubtful accounts	—	—	21,090	—	21,090
Settlement, litigation and other related charges	—	—	7,547	—	7,547
Other charges	—	—	11,284	—	11,284
Operating (loss) income	(1,441)	(443)	132,130	—	130,246
Interest expense, net of investment income	(29,064)	—	(916)	—	(29,980)
(Loss) income before income taxes	(30,505)	(443)	131,214	—	100,266
Income tax (benefit) expense	(11,672)	(170)	50,862	—	39,020
(Loss) income from continuing operations	(18,833)	(273)	80,352	—	61,246
Loss from discontinued operations	—	—	(39,275)	—	(39,275)
Equity of net income of subsidiaries	40,804	—	—	(40,804)	—
Net income (loss)	$21,971	$(273)	$41,077	$(40,804)	$21,971
Comprehensive income (loss)	$22,015	$(273)	$41,077	$(40,804)	$22,015

Note 9 - Guarantor Subsidiaries (Continued)
Summary Consolidating
Statements of Comprehensive Income (Loss)
(in thousands)

	Six months ended June 30,
2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating / Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
Net sales	$—	$—	$3,393,159	$—	$3,393,159
Cost of sales	—	—	2,689,765	—	2,689,765
Gross profit	—	—	703,394	—	703,394
Selling, general and administrative expenses	1,413	3,075	331,645	—	336,133
Provision for doubtful accounts	—	—	38,375	—	38,375
Settlement, litigation and other related charges	—	—	67,522	—	67,522
Other charges	7,431	—	5,023	—	12,454
Operating income (loss)	(8,844)	(3,075)	260,829	—	248,910
Interest expense, net of investment income	(54,601)	—	(426)	—	(55,027)
Income (loss) before income taxes	(63,445)	(3,075)	260,403	—	193,883
Income tax (benefit) expense	(24,490)	(1,187)	108,201	—	82,524
(Loss) income from continuing operations	(38,955)	(1,888)	152,202	—	111,359
Income from discontinued operations	—	—	—	—	—
Equity of net income of subsidiaries	150,314	—	—	(150,314)	—
Net income (loss)	$111,359	$(1,888)	$152,202	$(150,314)	$111,359
Comprehensive income (loss)	$112,551	$(1,888)	$152,202	$(150,314)	$112,551
2014
Net sales	$—	$—	$3,181,622	$—	$3,181,622
Cost of sales	—	—	2,468,938	—	2,468,938
Gross profit	—	—	712,684	—	712,684
Selling, general and administrative expenses	2,428	879	367,569	—	370,876
Provision for doubtful accounts	—	—	42,651	—	42,651
Settlement, litigation and other related charges	—	—	14,599	—	14,599
Other charges	—	—	21,560	—	21,560
Operating (loss) income	(2,428)	(879)	266,305	—	262,998
Interest expense, net of investment income	(58,220)	—	(1,201)	—	(59,421)
(Loss) income before income taxes	(60,648)	(879)	265,104	—	203,577
Income tax (benefit) expense	(23,343)	(338)	102,374	—	78,693
(Loss) income from continuing operations	(37,305)	(541)	162,730	—	124,884
Loss from discontinued operations	—	—	(39,139)	—	(39,139)
Equity of net income of subsidiaries	123,050	—	—	(123,050)	—
Net income (loss)	$85,745	$(541)	$123,591	$(123,050)	$85,745
Comprehensive income (loss)	$86,012	$(541)	$123,591	$(123,050)	$86,012

Note 9 - Guarantor Subsidiaries (Continued)
Condensed Consolidating Balance Sheets
(in thousands)

As of June 30, 2015	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Omnicare, Inc. and Subsidiaries
ASSETS
Cash and cash equivalents	$267,328	$—	$47,380	$—	$314,708
Accounts receivable, net (including intercompany)	—	175	616,862	(175)	616,862
Inventories	—	—	477,510	—	477,510
Deferred income tax benefits, net-current	—	—	77,400	—	77,400
Other current assets	551	26	187,106	—	187,683
Total current assets	267,879	201	1,406,258	(175)	1,674,163
Properties and equipment, net	—	8	269,153	—	269,161
Goodwill	—	—	4,094,247	—	4,094,247
Identifiable intangible assets, net	—	—	112,412	—	112,412
Other noncurrent assets	21,101	19	49,506	—	70,626
Investment in subsidiaries	4,754,789	—	—	(4,754,789)	—
Total assets	$5,043,769	$228	$5,931,576	$(4,754,964)	$6,220,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$44,747	$2	$521,024	$(175)	$565,598
Current portion of long-term debt	445,863	—	5,321	—	451,184
Long-term debt, notes and convertible debentures	1,502,946	—	4,476	—	1,507,422
Deferred income tax liabilities	354,547	—	597,735	—	952,282
Other noncurrent liabilities	—	—	48,457	—	48,457
Convertible debt	145,034	—	—	—	145,034
Stockholders’ equity	2,550,632	226	4,754,563	(4,754,789)	2,550,632
Total liabilities and stockholders’ equity	$5,043,769	$228	$5,931,576	$(4,754,964)	$6,220,609
As of December 31, 2014
ASSETS
Cash and cash equivalents	$113,072	$—	$40,727	$—	$153,799
Accounts receivable, net (including intercompany)	—	203	578,761	(203)	578,761
Inventories	—	—	519,584	—	519,584
Deferred income tax benefits, net-current	—	—	59,200	—	59,200
Other current assets	2,287	—	285,273	—	287,560
Total current assets	115,359	203	1,483,545	(203)	1,598,904
Properties and equipment, net	—	12	267,741	—	267,753
Goodwill	—	—	4,061,806	—	4,061,806
Identifiable intangible assets, net	—	—	98,942	—	98,942
Other noncurrent assets	21,717	19	58,649	—	80,385
Investment in subsidiaries	4,931,821	—	—	(4,931,821)	—
Total assets	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities (including intercompany)	$27,725	$—	$393,392	$(203)	$420,914
Current portion of long-term debt	446,717	—	—	—	446,717
Long-term debt, notes and convertible debentures	1,510,212	—	7,347	—	1,517,559
Deferred income tax liabilities	343,816	—	592,431	—	936,247
Other noncurrent liabilities	—	—	45,926	—	45,926
Convertible debt	151,706	—	—	—	151,706
Stockholders’ equity	2,588,721	234	4,931,587	(4,931,821)	2,588,721
Total liabilities and stockholders’ equity	$5,068,897	$234	$5,970,683	$(4,932,024)	$6,107,790

Note 9 - Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows
(in thousands)

	Six months ended June 30,
2015:	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Omnicare, Inc. and Subsidiaries
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(14,494)	$—	$444,839	$430,345
Cash flows from investing activities:
Acquisition of businesses, net of cash received	—	—	(54,802)	(54,802)
Capital expenditures	—	—	(27,664)	(27,664)
Net cash flows used in investing activities	—	—	(82,466)	(82,466)
Cash flows from financing activities:
Payments on terms loans	(10,000)	—	—	(10,000)
Payments on long-term borrowings and obligations	(5,999)	—	—	(5,999)
Fees paid for financing activities	(2,239)	—	—	(2,239)
Decrease in cash overdraft balance	4,790	—	(3,498)	1,292
Payments for Omnicare common stock repurchase	(125,000)	—	—	(125,000)
Dividends paid	(42,362)	—	—	(42,362)
Other	349,560	—	(352,222)	(2,662)
Net cash flows from (used in) financing activities	168,750	—	(355,720)	(186,970)
Net increase in cash and cash equivalents	154,256	—	6,653	160,909
Less increase in cash and cash equivalents of discontinued operations	—	—	—	—
Increase in cash and cash equivalents of continuing operations	154,256	—	6,653	160,909
Cash and cash equivalents at beginning of period	113,072	—	40,727	153,799
Cash and cash equivalents at end of period	$267,328	$—	$47,380	$314,708
2014:
Cash flows from operating activities:
Net cash flows (used in) from operating activities	$(57,203)	$—	$453,583	$396,380
Cash flows from investing activities:
Divestiture of business, net	—	—	7,114	7,114
Capital expenditures	—	—	(48,023)	(48,023)
Other	—	—	(690)	(690)
Net cash flows used in investing activities	—	—	(41,599)	(41,599)
Cash flows from financing activities:
Payments on term loans	(10,625)	—	—	(10,625)
Payments on long-term borrowings and obligations	(175,115)	—	—	(175,115)
Increase (decrease) in cash overdraft balance	314	—	(7,184)	(6,870)
Payments for Omnicare common stock repurchases	(160,438)	—	—	(160,438)
Dividends paid	(38,979)	—	—	(38,979)
Other	454,061	—	(452,660)	1,401
Net cash flows from (used in) financing activities	69,218	—	(459,844)	(390,626)
Net increase (decrease) in cash and cash equivalents	12,015	—	(47,860)	(35,845)
Less increase in cash and cash equivalents of discontinued operations	—	—	5,430	5,430
Increase (decrease) in cash and cash equivalents of continuing operations	12,015	—	(53,290)	(41,275)
Cash and cash equivalents at beginning of period	275,910	—	80,091	356,001
Cash and cash equivalents at end of period	$287,925	$—	$26,801	$314,726

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

Through LTC, we operate the largest institutional pharmacy business in the United States, based on both revenues and the number of customers served. Due to the size and scope of LTC, we believe we have unique cost advantages, especially pertaining to the sourcing of pharmaceuticals. The scale of our operations has also provided us the opportunity to make investments in proprietary automation technology to reduce our dispensing costs while improving the accuracy and consistency of our service delivery. LTC’s customers consist of skilled nursing facilities, assisted living facilities, independent living communities, hospitals, correctional facilities, and other healthcare service providers. In light of a customer mix that is heavily concentrated in the senior citizen market, we have a high level of insight into geriatric pharmaceutical care. As of June 30, 2015, LTC provided pharmacy services in the U.S. in 47 states and the District of Columbia. LTC dispensed approximately 26 million prescriptions in the second quarter of 2015.

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

In the first six months of 2015, SCG continued its strong financial performance primarily as a result of strong organic growth and drug price inflation within our specialty pharmacy platform. The LTC business experienced increased financial performance year-over-year due to increased drug price inflation and the impact of our Pharmaceutical Prime Vendor Agreement with McKesson Corporation (“McKesson”), which was effective January 1, 2015. The agreement has an initial term ending December 31, 2017 with two successive automatic one-year renewal terms unless either party provides notice of non-renewal. Under the agreement, with limited exceptions, we will purchase our branded and generic pharmaceutical products from McKesson.

On May 20, 2015, Omnicare,  CVS Pharmacy, Inc., a Rhode Island corporation and subsidiary of CVS Health Corporation (such subsidiary, “CVS Pharmacy”), and Tree Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CVS Pharmacy (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into Omnicare (the “Merger”), with Omnicare surviving the Merger as a wholly owned subsidiary of CVS Pharmacy. The Merger Agreement provides, among other things, that, on the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the Merger will be automatically canceled and converted into the right to receive $98.00 in cash, without interest and less any applicable withholding taxes. The completion of the Merger is subject to adoption of the Merger Agreement by our stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected prior to the end of 2015.

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

Additionally, on July 15, 2015, CMS published a proposed rule that would make significant revisions to the requirements that skilled nursing facilities must meet to participate in the Medicare and Medicaid programs, including requirements related to certain of the pharmacy services provided by Omnicare. We are reviewing the proposed rule and expect to submit comments to CMS. There can be no assurance that any changes to these rules when finalized by CMS will not adversely affect our business or the businesses of our facility customers.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2015

The following summary table presents our consolidated financial information and results of operations as well as Adjusted operating income and Adjusted income from continuing operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,733,317	$1,610,584	$3,393,159	$3,181,622
Operating income	96,930	130,246	248,910	262,998
Adjusted operating income (a)	166,037	149,077	328,886	299,157
Income from continuing operations	33,970	61,246	111,359	124,884
Adjusted income from continuing operations (a)	87,999	77,103	174,741	155,117

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

Net sales for the three and six months ended June 30, 2015 were favorably impacted by the positive impact of drug price inflation in both segments as well as strong growth in SCG. Partially offsetting these factors were reductions in reimbursement coupled with volume declines in LTC. See the discussion of sales and operating income results in more detail under “Long-Term Care Group Segment” and “Specialty Care Group Segment” below.

Our gross margin rate was 20.4% and 20.7% in the three and six months ended June 30, 2015, respectively, compared to 22.0% and 22.4% in the comparable prior year periods. Gross profit was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and volume declines. Additionally, gross margin continued to be unfavorably impacted by the sales mix related to our growing specialty pharmacy business. Favorably impacting gross profit was the effect of drug price inflation, the impact of our new sourcing agreement, cost reductions and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Our consolidated selling, general and administrative (“operating”) expenses as a percentage of net sales were 9.7% and 9.9% in the three and six months ended June 30, 2015, respectively, compared to 11.4% and 11.7% in the comparable prior year periods. Operating expenses were favorably impacted by the continued progress in lowering operating expenses through our non-drug purchasing program, lower professional fees, and lower payroll and employee benefit costs. Partially offsetting these factors was increased depreciation expense for assets related to our initiatives to improve our infrastructure and customer service.

Interest expense, net of investment income for the three and six months ended June 30, 2015, was lower than in the prior-year period primarily due to the refinancing activities completed in 2014.

Our effective tax rates for the three and six months ended June 30, 2015 differed from the expected federal statutory rate primarily due to transaction costs incurred in connection with the proposed Merger, and the impact of the non-deductible portion of accrued amounts related to the possible settlement of certain litigation.  The effective tax rate for the six months ended June 30, 2015 was favorably impacted by the resolution of the Internal Revenue Service examination of our tax returns for the 2011 and 2012 tax years.  The remainder of the differences from the expected federal statutory rate for the three and six months ended June 30, 2015 and 2014 are a result of state and local income taxes.

Long-Term Care Group Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2,014
Net sales	$1,159,099	$1,190,441	$2,353,619	$2,381,694
Operating income	$104,025	$149,533	$255,728	$302,117
Scripts dispensed	26,309	27,955	53,327	56,261

LTC net sales for the three and six months ended June 30, 2015 were unfavorably affected by reductions in reimbursement coupled with competitive pricing issues related to our facilities contracts as well as lower script volumes. These decreases were offset by increased drug price inflation. The volume decline was driven by non-service related losses as well as a shift toward more rapidly growing settings such as assisted living, which generally processes fewer scripts on a per-bed basis. While we are focused on reducing our costs to mitigate the impact of drug pricing and reimbursement issues, we cannot assure you that such issues or other pricing and reimbursement pressures will not adversely impact LTC’s net sales.

Operating income for the three and six months ended June 30, 2015 was unfavorably affected by certain of the aforementioned items that, individually, served to reduce net sales, primarily the reductions in reimbursement and pricing as well as the year-over-year impact of certain other “special items” described under “Special Items” below. Operating income was favorably impacted by drug price inflation, lower drug costs due to our new sourcing agreement, cost reduction and productivity improvement initiatives, as well as lower payroll and employee benefit costs.

Specialty Care Group Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales	$574,140	$420,067	$1,039,411	$799,739
Operating income	$40,461	$31,125	$79,464	$62,854

SCG net sales for the three and six months ended June 30, 2015 were positively impacted primarily by organic growth and drug price inflation in our specialty pharmacy business. Favorable drug utilization was driven primarily by growth in our multiple sclerosis and oncology therapies. We also saw year-over-year growth in our fee-for-service platforms.

SCG operating income for the three and six months ended June 30, 2015 was favorably affected primarily by the same factors that impacted net sales. Partially offsetting these positive factors was the unfavorable impact of sales mix within the SCG segment toward business with lower margins, reimbursement pressures, and investments in facilities and personnel in order to position the segment for future growth.

Special Items

We believe that presenting certain non-GAAP financial measures, which exclude items not considered part of our core operating results and certain non-cash charges (“Special Items”), enhances investors’ understanding of how we assess the performance of our businesses. We use non-GAAP measures for budgeting purposes, measuring actual operating results, allocating resources and in determining employee incentive compensation. Our method of calculating non-GAAP financial measures may differ from those used by other companies and, therefore, comparability may be limited. Financial results for the three and six months ended June 30, 2015 and 2014 include the Special Items presented in the table below, which also contains a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measures (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Settlement, litigation and other related charges (i)	$57,702	$7,547	$67,522	$14,599
Other charges (ii)	11,405	11,284	12,454	21,560
Subtotal - operating expense Special Items	69,107	18,831	79,976	36,159
Amortization of discount on convertible notes (iii)	4,396	6,214	8,722	12,345
Debt redemption costs - net (iv)	—	647	—	647
Total - Special Items	$73,503	$25,692	$88,698	$49,151
Total - Special Items after tax (v)	$54,029	$15,857	$63,382	$30,233

Operating income	$96,930	$130,246	$248,910	$262,998
Operating expense Special Items	69,107	18,831	79,976	36,159
Adjusted operating income	$166,037	$149,077	$328,886	$299,157

Income from continuing operations	$33,970	$61,246	$111,359	$124,884
Total Special Items after tax	54,029	15,857	63,382	30,233
Adjusted income from continuing operations	$87,999	$77,103	$174,741	$155,117

(i)	See “Note 7 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

(ii)	See “Other Charges” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

(iii)	We recorded non-cash interest expense from the amortization of debt discount on our convertible notes.

(iv)	Interest expense includes charges for debt redemption losses and costs related to refinancing transactions. See “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

(v)	The tax effect was calculated by multiplying the tax-deductible pretax amounts by the appropriate effective tax rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2015 were $315 million compared with $154 million at December 31, 2014.

We generated net cash flows from operating activities from continuing operations of $430 million during the six months ended June 30, 2015, compared with $390 million during the six months ended June 30, 2014. Compared to the same prior year period, operating cash flow was favorably impacted by approximately 7% growth in net sales. Additionally, operating cash flow was favorably impacted by the receipt of our remaining outstanding deposit with our drug wholesaler of approximately $72 million and the year-over-year change in timing of accounts payable payments driven by changes in payment terms related to our new sourcing agreement. Further favorably impacting operating cash flow was the excess of tax deductible interest expense over book interest expense related to certain of our convertible debentures and notes, which resulted in a net increase of $16 million in our deferred tax liabilities during each of the six month periods ended June 30, 2015 and 2014 ($215 million cumulative as of June 30, 2015). The recorded deferred tax liability could, under certain circumstances, be realized in the future upon conversion or redemption of the debt, which would reduce operating cash flow.

Net cash used in investing activities of continuing operations was $82 million and $41 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities of continuing operations for the six months ended June 30, 2015 included outlays of $55 million for amounts payable relating to acquisitions. We made no acquisitions in the six months ended June 30, 2014. The 2015 acquisition-related payments were funded primarily by operating cash flows. Additionally, our capital expenditures were $28 million for the first six months of 2015 compared to $48 million in the same prior year period.  The decrease in capital expenditures in 2015 relates primarily to reduced spending related to our information technology systems. The 2014 period also includes approximately $7 million that we received for the divestiture of certain assets.

Net cash used in financing activities was $187 million for the six months ended June 30, 2015 as compared to $391 million for the prior year period. In the fourth quarter of 2013, holders presented for conversion approximately $37 million of the Series B PIERS and approximately $1 million of the Series A PIERS (and the underlying 4.00% Junior Subordinated Convertible Debentures due 2033 (the “2033 Debentures”)). The conversions settled in the first quarter of 2014, which increased our payments on long-term borrowings and obligations for the six months ended June 30, 2014. Additionally, in the second quarter of 2014, through privately negotiated transactions, we repurchased approximately $52 million in aggregate principal amount of our outstanding 3.75% Convertible Senior Subordinated Notes due 2025 (the "2025 Notes") for approximately $134 million in cash. We recognized an aggregate loss on the repurchases of approximately $8 million, including a reduction of debt issuance costs of approximately $1 million in the three and six months ended June 30, 2014, which were reflected in "Other charges" and "Interest Expense" on the Consolidated Statements of Comprehensive Income, respectively.

In the six months ended June 30, 2015, we repurchased approximately 1.8 million shares of our common stock for $125 million. In the six months ended June 30, 2014, we repurchased approximately 2.7 million shares of our common stock for $160 million. Through June 30, 2015, we have repurchased approximately 29 million shares under our share repurchase programs at an aggregate cost of approximately $1 billion and had authority to repurchase approximately $140 million of additional shares of common stock. See “Common Stock Repurchase Program” in “Note 2 - Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

On May 21, 2015, our Board of Directors approved a quarterly cash dividend of $0.22 per share, or $0.88 per share on an annualized basis for 2015, which is 7.3% higher than the $0.82 per share of dividends paid during 2014. Aggregate dividends of $42 million paid during the six months ended June 30, 2015 were greater than those paid in the comparable prior year period by approximately $3 million.

At June 30, 2015, we had $385 million of borrowings outstanding on our term loan and no outstanding balance under our revolving credit facility except for approximately $13 million of standby letters of credit, substantially all of which are subject to automatic renewal. As a result, we had approximately $287 million of available borrowings under our revolving credit facility as a source of liquidity.

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period; provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 business days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11- Debt” of the Notes to the Consolidated Financial Statements in our 2014 Annual Report.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of June 30, 2015, approximately $385 million in aggregate principal amount of Convertible Notes, including our 3.75% Convertible Subordinated Notes, due 2025 (the “2025 Notes”) and our 2033 Debentures, was convertible. Additionally, holders of approximately $186 million aggregate principal amount of our 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015 and, therefore, the Initial 2035 Debentures are classified as current debt as of June 30, 2015. Subsequent to June 30, 2015, the Company’s 3.50% Convertible Senior Subordinated Notes due 2044 (the “2044 Notes”) became convertible based on the price of the Company’s common stock over the applicable measuring period. We expect to classify the 2044 Notes as current debt on our Consolidated Balance Sheet as of September 30, 2015. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

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
At June 30, 2015, we were not aware of any material commitments and contingencies other than the contractual obligations summarized below under “Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements,” certain acquisition-related payments (including deferred payments and indemnification) potentially due in the future, separation payments, and the matters discussed in “Note 7 - Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

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

Disclosures About Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

Aggregate Contractual Obligations
The following table summarizes our aggregate contractual obligations as of June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations(a)	$2,321,614	$590,897	$40,000	$325,000	$1,365,717
Capital lease obligations	9,796	5,321	4,475	—	—
Operating lease obligations	102,883	23,411	39,161	22,096	18,215
Purchase obligations	25,504	18,162	4,802	2,540	—
Other long-term obligations	38,528	—	38,528	—	—
Subtotal	2,498,325	637,791	126,966	349,636	1,383,932
Future interest costs relating to debt and capital lease obligations(b)	1,268,613	84,710	168,097	163,287	852,519
Total contractual cash obligations	$3,766,938	$722,501	$295,063	$512,923	$2,236,451

(a)
As of June 30, 2015, approximately $385 million in aggregate principal amount of Convertible Notes was convertible, including the 2025 Notes and the 2033 Debentures. Additionally, holders of approximately $186 million aggregate principal amount of the Initial 2035 Debentures have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015. As a result, the 2025 Notes, 2033 Debentures, and the Initial 2035 Debentures are classified as current debt as of June 30, 2015. Subsequent to June 30, 2015, the 2044 Notes became convertible based on the price of our common stock over the applicable measuring period. We expect to classify the 2044 Notes as current debt on our Consolidated Balance Sheet as of September 30, 2015. The 2044 Notes are included in the “More than 5 Years” column in the table above. See “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

A description of our Off-Balance Sheet Arrangements, for which there were no significant changes during the six months ended June 30, 2015, is presented under “Off-Balance Sheet Arrangements” in Part II, Item 7 of our 2014 Annual Report.

Critical Accounting Policies
Refer to “Critical Accounting Policies” in Part II, Item 7 of our 2014 Annual Report. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.

Allowance for Doubtful Accounts
The allowance for doubtful accounts as of June 30, 2015 was $222 million, compared with $202 million at December 31, 2014. The allowance for doubtful accounts represented 26.4% and 25.9% of gross accounts receivable (net of contractual allowance adjustments) as of June 30, 2015 and December 31, 2014, respectively. Unforeseen future developments could lead to changes in our provision for doubtful accounts levels and future allowance for doubtful accounts percentages, which could materially impact our overall financial results, financial position or cash flows. For example, a one percentage point increase in the allowance for doubtful accounts as a percentage of gross accounts receivable as of June 30, 2015 would result in an increase to the provision for doubtful accounts and related allowance for doubtful accounts of approximately $8 million.

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

Recently Issued Accounting Standards
See “Recently Issued Accounting Standards” under “Note 2 - Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information

In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K, Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission and include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require Omnicare to pay a termination fee; the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy (or to have waived) other conditions to completion of the Merger, including receipt of required regulatory approvals; the failure of the Merger to close for any other reason; risks that the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; diversion of management’s attention from ongoing business concerns as a result of the Merger; the effect of the announcement of the Merger on our business relationships, operating results and business generally; the amount of the costs, fees, expenses and charges related to the Merger; uncertainties as to the timing of the closing of the Merger; risks that Omnicare’s business will have been adversely impacted during the pendency of the Merger; the effects of disruption from the Merger making it more difficult to hire key personnel and maintain relationships with customers, suppliers, vendors, licensors, licensees and other business partners; the risk that competing offers to the Merger will be made; the fact that, as a result of the Merger, our stockholders would forgo the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company; overall economic, financial, political and business conditions; trends in the long-term healthcare and pharmaceutical industries; our ability to attract and retain new and existing clients and service contracts; our ability to identify, finance and consummate acquisitions on favorable terms or at all; trends for the continued growth of our businesses; changes in drug pricing; delays in payment and reductions in reimbursement by the government and other payors to Omnicare and our customers; the overall financial condition of our customers and our ability to assess and react to such financial condition; the ability and willingness of our vendors and business partners to continue to provide products and services to Omnicare; the successful integration of acquired companies and realization of contemplated synergies; the ability to attract and retain skilled management; competition for qualified staff in the healthcare industry; variations in demand for our products and services; variations in costs or expenses; our ability to implement productivity, consolidation and cost reduction efforts and to realize anticipated benefits; the potential impact of legislation, government regulations, and other government action and/or executive orders, including those relating to Medicare Part D, its implementing regulations and any subregulatory guidance; reimbursement and drug pricing policies and changes in the interpretation and application of such policies, including changes in calculation of average wholesale price; discontinuation of reporting average wholesale price and/or implementation of new pricing benchmarks; legislative and regulatory changes impacting long-term care pharmacies or specialty pharmacies; government budgetary pressures and changes, including federal and state budget shortfalls; efforts by payors to control costs; changes to or termination of our contracts with pharmaceutical benefit managers, Medicare Part D Plan sponsors and/or commercial health insurers or changes in the proportion of our business covered by specific contracts; the outcome of pending and future legal or contractual disputes, including any legal proceedings related to the proposed Merger; potential liability for losses not covered by, or in excess of, insurance; the impact of executive separations; the impact of benefit plan terminations; the impact of differences in actuarial assumptions and estimates as compared to eventual outcomes; events or circumstances that could result in an impairment of assets, including but not limited to, goodwill and identifiable intangible assets; our ability to successfully complete planned divestitures; market conditions; the outcome of audit, compliance, administrative, regulatory, or investigatory reviews; volatility in the market for our stock and in the financial markets generally; timing of conversions of our convertible debt securities; access to adequate capital and financing on acceptable terms; changes in our credit ratings given by rating agencies; changes in tax laws and regulations; changes in accounting rules and standards; the impact of potential cybersecurity risks and/or incidents; costs to comply with our Corporate Integrity Agreement; and unexpected costs or business interruptions from information technology projects. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to variable interest rate risk through our variable interest rate debt instruments. Accordingly, we define market risk loss as the potential loss in our earnings due to higher interest rates for certain debt. The modeling technique we use to evaluate interest rate risk exposure involves performing a sensitivity analysis on our variable rate debt, assuming a change in interest rates of 100 basis points. Among our debt obligations is $385 million outstanding under our variable rate senior term loan, due 2019, at an interest rate of 1.69% at June 30, 2015 (a 100 basis point change in the interest rate would increase or decrease interest expense by approximately $4 million per year).

For information regarding the fair value of our fixed rate debt facilities, see “Note 5 - Debt” of the Notes to Consolidated Financial Statements.

See further discussion of our debt in “Note 11 - Debt” and “Note 8 - Fair Value” of the Notes to Consolidated Financial Statements for the year ended December 31, 2014 included in our 2014 Annual Report.

We do not have any financial instruments held for trading purposes.

ITEM 4 - CONTROLS AND PROCEDURES

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

You should carefully consider the risk factors below, the other information in this Quarterly Report and the risk factors discussed in “Part I, Item 1A: Risk Factors” of, and the other risks discussed in, our 2014 Annual Report. These risks, as well as risks of which we are not currently aware or that we currently consider to be immaterial, could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

We have substantial outstanding debt, including convertible debt, and could incur additional debt in the future. Any failure to meet our debt obligations, including settlement of conversions of our convertible debt securities, would adversely affect our business and financial condition.

At June 30, 2015, our total consolidated long-term debt plus the portion of current debt representing notes and convertible debentures accounted for approximately 43.4% of our total capitalization. Although certain of the instruments governing our current indebtedness contain restrictions on our incurrence of additional debt, these restrictions are subject to qualifications and exceptions and, under certain circumstances, we could incur substantial additional indebtedness, including in connection with potential acquisitions. Additionally, these restrictions do not prevent us from incurring obligations that do not constitute debt under the governing documents.

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

Several series of our outstanding notes and debentures (collectively, the “Convertible Notes”) are convertible into cash and/or shares of our common stock under specified circumstances, including if the closing price of our common stock is more than 130% of the conversion price for such series of Convertible Notes during the applicable measurement period. In general, upon conversion, we will pay cash for the principal amount of the Convertible Notes and shares of common stock for the remainder, if any, based on a daily conversion value during the applicable cash settlement averaging period, provided that we will pay cash in lieu of any fractional shares. Payment occurs at the end of the applicable settlement period, which is generally 30 business days after we receive a holder’s notice of conversion. For additional details on the conversion features of the Convertible Notes, see “Note 11 - Debt” of the Notes to Consolidated Financial Statements in our 2014 Annual Report.

The aggregate principal amount of Convertible Notes convertible at any given time is subject to change depending on factors such as the price of our common stock during the applicable measurement period. As of June 30, 2015, approximately $385 million in aggregate principal amount of Convertible Notes was convertible, including our 3.75% Convertible Senior Subordinated Notes due 2025 and our 4.00% Junior Subordinated Convertible Debentures due 2033. Additionally, holders of approximately $186 million aggregate principal amount of our 3.25% Convertible Senior Debentures due 2035 (the “Initial 2035 Debentures”) have the right to require us to repurchase their Initial 2035 Debentures on December 15, 2015 and, therefore, the Initial 2035 Debentures are classified as current debt as of June 30, 2015. Subsequent to June 30, 2015, the Company’s 3.50% Convertible Senior Subordinated Notes due 2044 (the “2044 Notes”) became convertible based on the price of the Company’s common stock over the applicable measuring period. We expect to classify the 2044 Notes as current debt on our Consolidated Balance Sheet as of September 30, 2015. We cannot predict the aggregate principal amount of Convertible Notes that will be convertible at any given time or how many, if any, holders of such Convertible Notes will present their Convertible Notes for conversion or how many, if any, holders of the Initial 2035 Debentures will require us to repurchase their Initial 2035 Debentures or the impact of any such conversions or repurchases on our results of operations, financial condition, liquidity or cash flows.

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

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the proposed Merger could adversely affect our business, results of operations, financial position and the trading price of our common stock.
As described elsewhere in this Quarterly Report on Form 10-Q, on May 20, 2015, the Company, CVS Pharmacy and Merger Sub entered into the Merger Agreement providing for the Merger, with the Company to survive the Merger as a wholly owned subsidiary of CVS Pharmacy. Completion of the Merger is subject to adoption of the Merger Agreement by our stockholders and certain regulatory approvals and other customary closing conditions, the satisfaction of which are subject to risks and uncertainties. Failure to complete the Merger could adversely affect our business, results of operations and the market price of our common stock, including through the following:

•
if the Merger is not completed, and no other parties are willing and able to acquire the Company at a price of $98.00 per share or higher on terms acceptable to us, the trading price of our common stock will likely decline as our common stock has recently traded at prices based on the proposed Merger consideration of $98.00 per share;

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will receive little or no benefit if the Merger is not completed;

•	the failure to complete the Merger may result in negative publicity and a negative impression of the Company in the investment community; and

•
upon termination of the Merger Agreement by the Company or CVS Pharmacy under specified circumstances, we would be required to pay a termination fee of $350 million, for which we may have insufficient liquidity and may be unable to finance on acceptable terms, if at all.

The occurrence of any of these events could have a material adverse effect on our business, results of operations and the trading price of our common stock.

The announcement and pendency of the proposed Merger could adversely affect our business, financial condition and results of operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the completion of the Merger, include the following:

•
the diversion of management’s attention from ongoing business concerns and difficulty building and maintaining existing or new relationships with customers, suppliers, vendors, licensors, licensees and other business partners;

•	employee uncertainty about post-Merger roles with CVS Pharmacy and the difficulty of integration, which may adversely affect our ability to attract, retain and motivate key personnel;

•
our inability to pursue alternative business opportunities, including strategic acquisitions, or make appropriate changes to our business because of certain covenants restricting our business in the Merger Agreement; and

•	the costs and potential adverse outcomes of litigation relating to the Merger.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of shares of our common stock during the three months ended June 30, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 1 - 30, 2015	3	$77.04	—	$139,620
May 1 - 31, 2015	21	89.66	—	139,620
June 1 - 30, 2015	2	94.87	—	139,620
Total	26	$88.85	—	$139,620

(a)	Reflects shares of our common stock withheld to pay taxes on the vesting of restricted stock in accordance with the terms of stock award grants under our employee stock-based compensation plans.

(b)
On December 4, 2013, our Board of Directors approved a $500 million share repurchase program, which expires on December 31, 2015. In the three months ended June 30, 2015, we did not repurchase any shares as part of our share repurchase program. We had authority to repurchase approximately $140 million additional shares of common stock as of June 30, 2015.

ITEM 6 - EXHIBITS
See Exhibit Index.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Omnicare, Inc.

Date:	July 24, 2015	By:	/s/ Robert O. Kraft
Robert O. Kraft Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 20, 2015, by and among Omnicare, Inc., CVS Pharmacy, Inc. and Tree Merger Sub, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2015).

3.1	Restated Certificate of Incorporation of the Company (as amended) (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2003).
3.2	Fifth Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 10, 2014).
10.1*	Form of Director Deferred Cash Award Agreement.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company.
32.1	Section 1350 Certification of Chief Executive Officer of the Company.
32.2	Section 1350 Certification of Chief Financial Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory arrangement.